Form 10-Q
period 2015-08-31
Opulent Acquisition, Inc.
filed 2015-10-15
CIK 1634291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2015

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

[X]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 15, 2015: 20,000,000 shares of common stock.

TABLE OF CONTENTS

OPULENT ACQUISITION, INC.

INDEX

PART I-FINANCIAL INFORMATION

 PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

OPULENT ACQUISITION, INC.

CONDENSED BALANCE SHEETS

	As of August 31, 2015 (unaudited)	As of November 30, 2014 (audited)
ASSETS
Current Assets
Prepaid expenses	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDER EQUITY (DEFICIT)
Current Liabilities

Accounts payable-Related party	-	-
Accrued expenses	1,800	2,148

Total Current Liabilities	1,800	2,148

TOTAL LIABILITIES	1,800	2,148

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of August 31, 2015 and November 30, 2014)	2,000	2,000
Additional Paid in Capital	4,898
Accumulated Deficit	(8,698)	(4,148)

Total Stockholder (Deficit)	(1,800)	(2,148)

TOTAL LIABILITIES & STOCKHOLDER(DEFICIT)	$-	$-

See Accompanying Notes to Unaudited Condensed Financial Statements

 opulent Acquisition, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended August 31, 2015	Nine Months Ended August 31, 2015
Revenues	$—	—
Total Revenues	—	—
General & Administrative Expenses	$—	—
Share- based Expenses	—	—
Organization and Related Expenses	—	550
Professional fees	$1,250	4,000
Total General & Administrative Expenses	$1,250	4,550
Net Loss	$(1,250)	(4,450)
Basic and Diluted Loss Per Share	$(0.00)	(0.00)
Weighted average number of common shares outstanding	20,000,000	20,000,000

See Accompanying Notes to Unaudited Condensed Financial Statements

 OPULENT ACQUISITION, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER (DEFICIT)

	Common Stock	Amount	Additional Paid-In Capital		Accumulated Deficit		Total
November 25, 2014— Shares issued for services rendered at $.0001 per share, November 29, 2014	20,000,000	$2,000	$		$		$2,000
Net loss for the period ending November 30, 2014						(4,148)	(4,148)

Balance November 30, 2014 (audited)	20,000,000	$2,000	$			$(4,148)	$(4,148)

Net loss for the period from December 1, 2014 through February 28, 2015						(1,750)	(1,750)
Contributed expenses				2,648			2,648

Balance February 28, 2015 (unaudited)	20,000,000	2,000		2,648		(5,898)	(1,250)

Net loss for the period from March 1, 2015 Through May 31, 2015						(1,800)	(1,800)

Contributed expenses				1,000			1,000

Balance May 31, 2015	20,000,000	2,000		3,648		(7,448)	(1,800)

Net loss for the period from June 1, 2015 through August 31, 2015						(1,250)	(1,250)

Contributed expenses				1,250			1,250

Balance August 31, 2015	20,000,000	2,000		4,898		(8,698)	(1,800)

  See Accompanying Notes to Unaudited Condensed Financial Statements

Opulent Acquisition, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended August 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,550)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Expenses contributed to capital	$4,898
Changes in current assets and liabilities:
Prepaid expenses	$—
Accounts payable-Related party	$—
Accrued expenses	$(348)
Net cash provided by (used in) operating activities	—

Beginning cash balance	$0
Increase (Decrease) in cash	0
Ending cash balance	0

NONCASH FINANCING AND INVESTING INFORMATION:

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—

Income taxes paid	$—

See Accompanying Notes to Unaudited Condensed Financial Statements

OPULENT ACQUISITION, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2015

Note 1 – Organization and Description of Business

Opulent Acquisition, Inc. (the Company) was incorporated under the laws of the State of Delaware on November 25, 2014. The Company intends to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of August 31, 2015 the Company had not yet commenced any operations.

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

The results of operations for the nine month period ended August 31, 2015 are not necessarily indicative of the results for the full fiscal year ending November 30, 2015.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at August 31, 2015 were $0.

Cash Flows Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect method as defined by ASC 230  to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at August 31, 2015 or November 30, 2014.

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of August 31, 2015, there were no common stock equivalents or options outstanding.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The company had no stock-based compensation plans at August 31, 2015.

Share-based expense for the nine months ended August 31, 2015 was $0.

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

Note 5 – Accrued Expenses

Accrued expenses totaled $1,800 at August 31, 2015 and consisted solely of professional fees and $2,148 at November 30, 2014 and consisted primarily of professional fees.

Note 6 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of August 31, 2015.

Note 7 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of August 31, 2015, the Company has incurred a net loss of approximately $8,700 which resulted in a net operating loss for income tax purposes. NOLs begin expiring in 2034. The loss results in a deferred tax asset of approximately $3,000 at the effective statutory rate of 35%. The deferred tax asset has been off-set by an equal valuation allowance.

August 31, 2015
Deferred tax asset, generated from net operating loss at statutory rates	$3,000
Valuation allowance	(3,000)
$—

 The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35.0%
Increase in valuation allowance	(35.0)%
Effective income tax rate	0.0%

Note 8 – Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has not issued any shares as of August 31, 2015.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 20,000,000 shares of common stock issued and outstanding as of August 31, 2015.

The Company does not have any potentially dilutive instruments as of August 31, 2015 and, thus, anti-dilution issues are not applicable.

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

Additional Paid In Capital

Total amounts contributed to additional paid in capital for the periods ended August 31, 2015 and November 30, 2014 totaled $4,898 and $0, respectively. (Note 9)

Note 9 – Related-Party Transactions

Common stock

On November 25, 2014 the Company issued 20,000,000 of its $0.0001 par value common stock at $0.0001 per share and totaling $2,000 to the sole office/director/shareholder of the Company as founder’s shares.

Additional paid in capital

During the three month period ending August 31, 2015, our sole officer/director/shareholder contributed additional paid in capital in the amount of $1,250 to fund operating expenses.

Total amounts contributed at August 31, 2015 totaled $4,898.

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

RESULTS OF OPERATIONS

For the three months ended August 31, 2015:

We had no revenue in the three month period ending August 31, 2015. Our operating expenses totaled $1,250 and consisted solely of professional fees.   Our net loss equaled our operating expenses.

For the nine months ended August 31, 2015:

Our operating expenses totaled $4,550 for the nine months ended August 31, 2015 and consisted primarily of professional fees.   Our net loss equaled our operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

We have no internal sources of liquidity. Our only external source of liquidity is our sole officer/director/shareholder who funds our operating expenses through contributions to capital. There is no assurance of his ability to continue personally funding our operating expenses. There is no assurance we would be able to secure additional sources of funding.

We have no known demands or commitments and are not aware of any events or uncertainties as of August 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of August 31, 2015 and November 30, 2014.

As of August 31, 2015 we had no cash and no assets. We had current liabilities of $1,800.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of August 31, 2015, have concluded that as of such date the Company’s disclosure controls and procedures were inadequate and ineffective in their design to provide reasonable assurance that material information relating to the Company would be made known to such officer on a timely basis.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 25, 2014. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended August 31, 2015. (2)

32.1	Certification of the Company’s Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 19, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Opulent Acquisition, Inc.

(Registrant)

By: /s/ Jeffrey DeNunzio

Chief Executive Officer

Chief Financial Officer

Dated: October 15, 2015