Form 10-Q
period 2016-02-29
Opulent Acquisition, Inc.
filed 2016-04-12
CIK 1634291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED February 29, 2016

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

[X]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 12 , 2016: 20,000,000 shares of common stock.

OPULENT ACQUISITION, INC.

INDEX

PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

OPULENT ACQUISITION, INC.

BALANCE SHEETS

(UNAUDITED)

	As of February 29, 2016	As of November 30, 2015
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities

Accrued expenses	$3,500	$3,446

Total Current Liabilities	3,500	3,446

TOTAL LIABILITIES	3,500	3,446

Stockholders’ Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of February 29, 2016 and November 30, 2015)	2,000	2,000
Additional Paid in Capital	10,894	6,198
Accumulated Deficit	(16,394)	(11,644)

Total Stockholders’ Deficit	(3,500)	(3,446)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

See Accompanying Notes to Unaudited Financial Statements

-F1-

opulent Acquisition, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015
Operating expenses
Professional fees	$4,750	$1,500
Total operating expenses	4,750	1,500
Net loss	$(4,750)	$(1,500)
Basic and Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding-Basic and Diluted	20,000,000	20,000,000

See Accompanying Notes to Unaudited Financial Statements

-F2-

Opulent Acquisition, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended February 29, 2016	For the Three Months Ended February 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,750)	$(1,500)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	4,696	2,648
Changes in current assets and liabilities:
Accrued expenses	54	(1,148)
Net cash used in operating activities	-	-

Increase (Decrease) in cash	-	-
Beginning cash balance	-	-
Ending cash balance	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-

Income taxes paid	$-	$-

See Accompanying Notes to Unaudited Financial Statements

-F3-

OPULENT ACQUISITION, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

Note 1 – Organization and Description of Business

Opulent Acquisition, Inc. (the Company) was incorporated under the laws of the State of Delaware on November 25, 2014. The Company intended to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. The Company has elected November 30th as its year end.

On January 14, 2016, Mr. Jeffrey DeNunzio, the former sole shareholder of Opulent Acquisition, Inc., sold 20,000,000 shares of common stock to iHealthcare, Inc. Following the closing of the share purchase transaction, iHealthcare, Inc. owns a 100% interest in the issued and outstanding shares of our common stock. iHealthcare, Inc. is the controlling shareholder of Opulent Acquisition, Inc. As of February 29, 2016 the Company had not yet commenced any operations.

On January 14, 2016, Mr. Jeffrey DeNunzio resigned as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of Opulent Acquisition, Inc.

On January 14, 2016, Mr. Noel Mijares was appointed as Chairman of the Board of Directors, Chief Executive Officer, and President.

On January 14, 2016, Mr. David A. Bingaman was appointed as Chief Operating Officer, Vice President, and Secretary.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended November 30, 2015 and notes thereto.

The results of operations for the three month period ended February 29, 2016 are not necessarily indicative of the results for the full fiscal year ending November 30, 2016.

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

Note 4 – Accrued Expenses

Accrued expenses totaled $3,500 and $3,446 at February 29, 2016 and November 30, 2015, respectively and consisted solely of professional fees and general and administrative expenses.

Note 5 – Related-Party Transactions

Common stock

On January 14, 2016, Mr. Jeffrey DeNunzio, the former sole shareholder of Opulent Acquisition, Inc., sold 20,000,000 shares of common stock to iHealthcare, Inc. Following the closing of the share purchase transaction, iHealthcare, Inc. owns a 100% interest in the issued and outstanding shares of our common stock. iHealthcare, Inc. is the controlling shareholder of Opulent Acquisition, Inc.

Additional paid in capital

During the three month period ending February 29, 2016, our former sole officer/director/shareholder contributed additional paid in capital in the amount of $4,696 to fund operating expenses.

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

PLAN OF OPERATION

We are working toward a reverse merger of the Company with iHealthcare, Inc., but have no definitive agreements in place with iHealthcare, Inc. at this time. We intend to execute the transaction on terms to be determined next quarter.

iHealthcare, Inc., operates in the healthcare sector and currently has the distribution rights and special pricing to the ILS “UDT Cup” Multi-Panel [16] urinalysis cup through Innovative Laboratory Solutions, which holds the patents and manufacturing rights to the product. The “UDT Cup” is used to screen for certain chemical substances.

RESULTS OF OPERATIONS

For the three months ended February 29/28, 2016 and 2015:

We had no revenue in the three month periods ending February 29, 2016 and February 28, 2015. Our operating expenses totaled $4,750 and $1,500, respectively, and consisted solely of professional fees. Our net loss equaled our operating expenses both years.

LIQUIDITY AND CAPITAL RESOURCES

We have no internal sources of liquidity. Our only external source of liquidity will be our principal shareholder, iHealthcare, Inc., and its officers funding our operating expenses through contributions to capital. There is no assurance of its ability to continue funding our operating expenses. There is no assurance we would be able to secure additional sources of funding.

We have no known demands or commitments and are not aware of any events or uncertainties as of February 29, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of February 29, 2016 and November 30, 2015.

As of February 29, 2016 we had no cash and no assets. We had current liabilities of $3,500.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of November 30, 2015, have concluded that as of such date the Company’s disclosure controls and procedures were inadequate and ineffective in their design to provide reasonable assurance that material information relating to the Company would be made known to such officer on a timely basis.

For a full discussion of our internal control over financial reporting, please refer to Item 9A, “Controls and Procedures”, in our 2015 Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 25, 2014. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended February 29, 2016. (2)

32.1	Certification of the Company’s Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 19, 2015, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Opulent Acquisition, Inc.

(Registrant)

By: /s/ Noel Mijares

Chief Executive Officer

President

Dated: April 12, 2016