Form 10-Q
period 2016-05-31
iHealthcare, Inc.
filed 2016-07-21
CIK 1634291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED May 31, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55378

iHealthcare, Inc.

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

[]Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 20, 2016: 1,000,000 shares of common stock.

(FORMERLY KNOWN AS OPULENT ACQUISITION, INC.)

IHEALTHCARE, INC.

INDEX

PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

IHEALTHCARE, INC.

(FORMERLY KNOWN AS OPULENT ACQUISITION, INC.)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of May 31, 2016	As of November 30, 2015
ASSETS
Current Assets
Cash	$909	$-
TOTAL ASSETS	$909	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities

Accrued expenses	$5,540	$3,446
Due to related party	11,536	-
Total Current Liabilities	17,076	3,446

TOTAL LIABILITIES	17,076	3,446

Stockholders’ Deficit
Series A Preferred stock ($.0001 par value, 1,500,000 shares authorized; none issued and outstanding)	-	-
Series B Preferred stock ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value 143,500,000 shares authorized and 1,000,000 outstanding as of May 31, 2016 and November 30, 2015)	100	100
Subscription receivable	(18,375)	-
Additional paid in capital	43,098	8,118
Accumulated deficit	(40,990)	(11,664)

Total Stockholders’ Deficit	(16,167)	(3,446)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$909	$-

See Accompanying Notes to Unaudited Consolidated Financial Statements.

-F1-

iHealthcare, Inc.

FORMERLY KNOWN AS OPULENT ACQUISITION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31, 2016	Three Months Ended May 31, 2015	Six Months Ended May 31, 2016	Six Months Ended May 31, 2015
Operating expenses
Organization and Related Expenses	$1,964	$550	$2,215	$550
Professional fees	19,361	1,250	27,111	2,750
Total operating expenses	21,325	1,800	29,326	3,300
Net loss	$(21,325)	$(1,800)	$(29,326)	$(3,300)
Basic and Diluted net loss per common share	$(0.02)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	1,000,000	1,000,000	1,000,000	1,000,000

See Accompanying Notes to Unaudited Consolidated Financial Statements.

-F2-

iHealthcare, Inc.

FORMERLY KNOWN AS Opulent Acquisition, iNC.

CONSOLDIATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended May 31, 2016	For the Six Months Ended May 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,326)	$(3,300)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	-	3,648
Changes in current assets and liabilities:
Accrued expenses	13,630	(348)
Net cash used in operating activities	(15,696)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Subscription Receivable	16,605	-
		-
Net cash provided by Financing Activities	$16,605	$-

Increase (Decrease) in cash	909	-
Beginning cash balance	-	-
Ending cash balance	$909	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-

Income taxes paid	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Subscription receivable contributed in merger	$34,980	-
Due to related party	$11,536	$-

See Accompanying Notes to Unaudited Consolidated Financial Statements.

-F3-

iHealthcare, Inc.

FORMERLY KNOWN AS OPULENT ACQUISITION, InC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2016

Note 1 - Organization and Description of Business

iHealthcare Inc. (formerly Opulent Acquisition, Inc.) (the Company) was incorporated under the laws of the State of Delaware on November 25, 2014. The Company intended to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. The Company originally elected November 30th as its year end but has applied to change its fiscal year end to December 31. As of now however, the fiscal year is November 30th.

On January 14, 2016 Mr. Jeffrey DeNunzio, the sole shareholder of the Company transferred to iHealthcare, Inc., a Florida Company, 20,000,000 shares of our common stock which represented all of our issued and outstanding shares at the time of transfer, in consideration of $25,000. The transfer was the result of the sale of the Company to iHealthcare, Inc., the Florida Company. The result of the January 14, 2016 transaction was iHealthcare, Inc. (formerly Opulent) became the wholly owned subsidiary of iHealthcare, Inc. (Florida). Due to management’s intent to merge iHealthcare, Inc. (formerly Opulent) and iHealthcare, Inc. (Florida) at a later date $34,980 paid by iHealthcare, Inc. (Florida) was accounted for in Paid in Capital of iHealthcare, Inc. (Florida). This was based on a conclusion that iHealthcare, Inc. (formerly Opulent) would not qualify as a business under ASC 805 due to iHealthcare, Inc.’s (formerly Opulent) lack of assets, operations, inputs or processes at the acquisition date. The use of Fair Value and purchase accounting did not appear appropriate considering the aforementioned facts and management’s intent to merge the entities. Management took a view at the acquisition date towards 805-50 and the eventual use of the rules covering a merger of entities under common control.

On January 14, 2016 iHealthcare, Inc., a Florida Company, became the controlling shareholder of Opulent Acquisition, Inc. At the time of the sale of Opulent Acquisition, Inc. Mr. Mijares owned 62.5% and Mr. Bingaman owned 37.5% of the issued and outstanding shares of iHealthcare, Inc., the Florida Company.

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

On January 14, 2016, Mr. Noel Mijares was appointed as Chairman of the Board of Directors, Chief Executive Officer, and President.

On January 14, 2016, Mr. David A. Bingaman was appointed as Chief Operating Officer, Vice President, and Secretary.

On April 22, 2016 we, Opulent Acquisition, Inc. (“iHealthcare, Inc.-Delaware”) entered into and consummated a merger with iHealthcare, Inc., a Florida Company (“iHealthcare, Inc.-Florida”). iHealthcare, Inc.-Delaware is the Surviving Corporation as result of the merger. The officers and directors of Opulent Acquisition, Inc., now known as iHealthcare, Inc., remained the same and unchanged.

On April 22, 2016, iHealthcare, Inc. (formerly Opulent) and iHealthcare, Inc. (Florida) were under common control. iHealthcare, Inc. (formerly Opulent) was 100% owned by iHealthcare, Inc. (Florida). Due to the parent subsidiary relationship on April 22, 2016, under ASC 805-50, the transaction is being accounted for similar to a pooling of interests with carryover basis being used and go forward reporting will have the entities combined from the first day of the first period presented.

On April 22, 2016, the Company filed with the Delaware Secretary of State an amendment to the Company’s certificate of incorporation, changing its name to iHealthcare, Inc.

Previous to the Merger Noel Mijares owned 6,250 shares of common stock of iHealthcare, Inc., the Florida Company and David A Bingaman owned 3,750 shares of common stock of iHealthcare, Inc., the Florida Company. After the merger each one of these shares were converted into 100 shares of our common stock (iHealthcare, Inc., a Delaware Company, formerly known as Opulent Acquisition, Inc). The 20,000,000 shares of common stock owned by iHealthcare, Inc., a Florida Company of iHealthcare, Inc., formerly known as Opulent Acquisition Inc., a Delaware Company were cancelled upon consummation of the merger. All share amounts are adjusted retroactively.

Currently, Noel Mijares owns 625,000 shares of our common stock and David A Bingaman owns 375,000 shares of our common stock.

The total number of authorized shares of stock that the Company is authorized to issue is 150,000,000, consisting of 143,500,000 shares of Common Stock, $0.0001 par value per share, and 6,500,000 shares of Preferred Stock, $0.0001 par value per share.

On May 13, 2016 David A. Bingaman was appointed as Chief Financial Officer, Chief Accounting Officer, and Director.

Note 2 - Summary of Significant Accounting Policies

Principals of Consolidation

These financial statements include the accounts of the Company’s wholly owned subsidiary iHealthcare, all material intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended November 30, 2015 and notes thereto.

The results of operations for the six month period ended May 31, 2016 are not necessarily indicative of the results for the full fiscal year.

-F4-

Note 3 – Going Concern

The Company’s unaudited consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

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

Note 4 – Related-Party Transactions

Due to related party

Unisource Discovery, Inc., is a related party and is controlled by our Chief Executive Officer, Noel Mijares. During the period the Company advanced Unisource Discovery Inc. $875 and received payment of $875 on these advances. The total due to the Company as May 31, 2016 is $0.

As of December 31, 2015 $500 was due to Pharma Tropical, Inc. Pharma Tropical is a related party and is owned and controlled by Noel Mijares. The $500 is due on demand and is non-interest bearing.

During the period May 31, 2016, the Company borrowed $11,036 from its CEO to pay for expenses on behalf of the company in the current year. As of May 31, 2016, the Company was indebted to the Chief Executive Officer of the Company in the amount of $11,036, which is noninterest bearing, unsecured, and due on demand.

Additional paid in capital

As a result of the merger a subscription receivable was contributed by the principal shareholder in the amount $34,980. The Company has collected $16,605 from the subscription receivable and the balance as of May 31, 2016 is $18,375.

Note 5 – SUBSEQUENT EVENTS

On July 20, 2016, the $500 non-interest bearing loan that was due to Pharma Tropical, Inc. was forgiven. The Company will not be responsible for repayment of that loan any longer. Noel Mijares is the controlling shareholder of Pharma Tropical, Inc.

-F5-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report of iHealthcare, Inc. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

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

PLAN OF OPERATION

We, iHealthcare, Inc. are a Company that intends to sell and distribute products in the healthcare sector. We currently hold a distribution agreement with Innovate Laboratory Solutions, also known as “ILS” to supply us a product known as the “UDT Cup” (also herein known as Multi-Panel [16] urinalysis cup or Drug of Abuse “DOA” Cup). ILS has agreed to provide us the right to purchase the UDT Cup at special pricing in certain quantities. ILS is the developer of the UDT Cup and exclusive global supplier of the UDT Cup, however they have the UDT Cup manufactured by a third party manufacturer of which they have not and will not disclose to us due to confidentiality. ILS does however, have the authority and right to control who manufactures the UDT Cup. We currently have no revenue and have not yet begun to generate sales.

The UDT Cup’s intended purpose is for drug screening.

RESULTS OF OPERATIONS

For the six months ended May 31, 2016 and 2015:

We had no revenue in the six month periods ending May 31, 2016 and May 31, 2015. Our operating expenses totaled $29,326 and $3,300, respectively, and consisted of professional fees and organization and related expenses. Our net loss equaled our operating expenses both periods.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of May 31, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of May 31, 2016 and November 30, 2015.

As of May 31, 2016, we had current assets of $909 and current liabilities of $17,076.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the six months ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation. (1)

3.2	By-laws. (1)

10.1	Merger Agreement. (1)

10.2	Distribution Agreement with ILS (1)

31.1	Certification of the Company’s Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended May 31, 2016. (2)

32.1	Certification of the Company’s Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Form 8-K/A filed on July 12, 2016.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

iHealthcare, Inc.

(Registrant)

By: /s/ Noel Mijares

Chief Executive Officer

President

Dated: July 20, 2016