Form 10-Q
period 2016-08-31
iHealthcare, Inc.
filed 2016-10-17
CIK 1634291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED August 31, 2016

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

[]Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 17, 2016: 1,000,000 shares of common stock.

(FORMERLY KNOWN AS OPULENT ACQUISITION, INC.)

IHEALTHCARE, INC.

INDEX

PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

IHEALTHCARE, INC.

(FORMERLY KNOWN AS OPULENT ACQUISITION, INC.)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of August 31, 2016	As of November 30, 2015
ASSETS
Current Assets
Cash	$547	$-
Inventory	285	-
TOTAL ASSETS	$832	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities

Accrued expenses	$4,040	$3,446
Due to related party	10,485	-
Total Current Liabilities	14,525	3,446

TOTAL LIABILITIES	14,525	3,446

Stockholders’ Deficit
Series A Preferred stock ($.0001 par value, 1,500,000 shares authorized; none issued and outstanding)	-	-
Series B Preferred stock ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value 143,500,000 shares authorized and 1,000,000 outstanding as of August 31, 2016 and November 30, 2015)	100	100
Subscription receivable	(5,500)	-
Additional paid in capital	43,598	8,118
Accumulated deficit	(51,891)	(11,664)

Total Stockholders’ Deficit	(13,693)	(3,446)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$832	$-

See Accompanying Notes to Unaudited Consolidated Financial Statements.

-F1-

iHealthcare, Inc.

FORMERLY KNOWN AS OPULENT ACQUISITION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended August 31, 2016	Three Months Ended August 31, 2015	Nine Months Ended August 31, 2016	Nine Months Ended August 31, 2015
Revenues	$619	$-	$619	$-
Cost of Goods Sold	285	-	285	-
Gross Profit	$334	$-	$334	$-

Operating Expenses
Organization and Related Expenses	$379	$-	$2,594	$550
Professional fees	10,856	1,250	37,967	4,000
Total operating expenses	11,235	1,250	40,561	4,550
Net loss	$(10,901)	$(1,250)	$(40,227)	$(4,550)
Basic and Diluted net loss per common share	$(0.01)	$(0.00)	$(0.04)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	1,000,000	1,000,000	1,000,000	1,000,000

See Accompanying Notes to Unaudited Consolidated Financial Statements.

-F2-

iHealthcare, Inc.

FORMERLY KNOWN AS Opulent Acquisition, iNC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended August 31, 2016	For the Nine Months Ended August 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,227)	$(4,550)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	-	4,898
Changes in current assets and liabilities:
Increase in inventory	(285)	-
Increase (decrease) in accrued expenses	16,869	(348)
Net cash used in operating activities	$(23,643)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from related party loan	6,015	-
Payment made on related party loan	(3,805)	-
Subscription Receivable	21,980	-
Net cash provided by Financing Activities	$24,190	$-

Increase (Decrease) in cash	547	-
Beginning cash balance	-	-
Ending cash balance	$547	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Netting of subscription receivable against related party loan	$7,500	$-
Subscription receivable contributed in merger	$34,980	$-
Due to related party for expenses paid on behalf of the Company	$16,275	$-
Forgiveness of related party loan into converted capital	$500	$-

See Accompanying Notes to Unaudited Consolidated Financial Statements.

-F3-

iHealthcare, Inc.

FORMERLY KNOWN AS OPULENT ACQUISITION, InC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016

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

On May 13, 2016 David A. Bingaman was appointed as Chief Financial Officer, Chief Accounting Officer, and Director.

On July 25, 2016 we, Ihealthcare, Inc., organized Ihealthcare Surgical, LLC, a Florida Limited Liability Company.

On August 2, 2016 we, Ihealthcare, Inc. transferred 50% of the membership interests in Ihealthcare Surgical, LLC to All in 1 Medical, LLC per the terms of the Joint Venture agreement stated below.

Each of the aforementioned parties own 50% of the membership interests in Ihealthcare Surgical, LLC. All in 1 Medical, LLC is owned and operated by Mark Heffner, who is a non-affiliate of Ihealthcare, Inc.

As of August 31, 2016 Ihealthcare Surgical, LLC has not had any monetary transactions.

On August 19, 2016 Ihealthcare Surgical, LLC, entered into and consummated a joint venture agreement with All In 1 Medical, LLC. The purpose of the joint venture agreement is to forge a relationship that through, to be determined means, will bring together both parties in an effort to sell, to be determined, medical products. Each party retains a 50% interest in the joint venture. Each party has also agreed to split profits and expenses equally that relate to the joint venture. The term of the joint venture agreement is through August 4, 2026. It may be renewed however, for an additional five year term if agreed upon by both parties. Each party of the joint venture agreement has agreed to contribute $500 for business purposes set forth in the joint venture agreement. Neither party has, as of the date of this report, contributed the $500 however, both parties intend to make such contribution after a joint bank account is opened up for the purpose of the joint venture.

Per the above the Company has applied ASC 323 for presentation and disclosure requirements. Because Ihealthcare Surgical, LLC conducted no monetary business as of August 31, 2016 there were no transactions recorded on the books for this period.

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

The results of operations for the nine month period ended August 31, 2016 are not necessarily indicative of the results for the full fiscal year.

Inventories

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out ("FIFO") method, and are valued at the lower of cost or market value. This valuation requires Ihealthcare, Inc. to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

-F4-

Note 3 - Going Concern

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

Note 4 - Related-Party Transactions

Due to related party

Pharma Tropical, which is controlled by our Chief Executive Officer, loaned the Company $500 during the year for payment of Company expenses which was considered forgiven and converted to contributed capital as an addition to APIC.

Unisource Discovery, Inc., is a related party and is controlled by our Chief Executive Officer, Noel Mijares. During the period Unisource Discovery Inc. advanced the Company $6,015 and the Company made payment of $3,805 on these advances which are noninterest bearing, unsecured, and due on demand. The total due to the Unisource Discovery Inc. as of August 31, 2016 is $2,210.

During the nine month period ending August 31, 2016, the Company borrowed $15,775 from the Chief Executive Officer to pay for expenses on behalf of the company in the current year. $7,500 of the money borrowed, in addition to previous payments, were posted as a reduction to the subscription receivable owed by the Chief Executive Officer of the Company

As of August 31, 2016, the Company was indebted to the Chief Executive Officer of the Company in the amount of $8,275 which is noninterest bearing, unsecured, and due on demand.

Additional paid in capital

As a result of the merger a subscription receivable was contributed by the principal shareholders in the amount $34,800. The Company has collected $21,980 from the subscription receivable and reduced the subscription receivable by $7,500 against the loan owed by the Company to the CEO. As of August 31, 2016 the subscription receivable balance is $5,500 due by the CFO to the Company.

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

The UDT Cup’s intended purpose is for drug screening. As of August 31, 2016 we have generated revenues in the amount of $619 to a third party as a result of the sale of UDT Cups.

On July 25, 2016 we, Ihealthcare, Inc., organized Ihealthcare Surgical, LLC, a Florida Limited Liability Company. The members of the LLC include Ihealthcare, Inc., and All in 1 Medical, LLC. Each of the aforementioned parties own 50% of the membership interests in Ihealthcare Surgical, LLC. All in 1 Medical, LLC is owned and operated by Mark Heffner, who is a non-affiliate of Ihealthcare, Inc.

On August 19, 2016 Ihealthcare Surgical, LLC, entered into and consummated a joint venture agreement with All In 1 Medical, LLC. The purpose of the joint venture agreement is to forge a relationship that through, to be determined means, will bring together both parties in an effort to sell, to be determined, medical products. Each party retains a 50% interest in the joint venture. Each party has also agreed to split profits and expenses equally that relate to the joint venture. The term of the joint venture agreement is through August 4, 2026. It may be renewed however, for an additional five year term if agreed upon by both parties. Each party of the joint venture agreement has agreed to contribute $500 for business purposes set forth in the joint venture agreement. Neither party has, as of the date of this report, contributed the $500 however, both parties intend to make such contribution after a joint bank account is opened up for the purpose of the joint venture.

On October 3, 2016 Ihealthcare Surgical, LLC entered into and consummated an agreement with Precision Spine, Inc., “Precision,” to act as Precision’s sales agent in regards to the sale of spinal implants and other medical products that are manufactured for or by Precision. Ihealthcare, Inc. is to receive a 40% commission on the sale of spinal implants for the fourth quarter of 2016 and effective January of 2017, 35%, +5% each quarter if Ihealthcare is able to generate sales of $300,000 or more in a quarterly period. For “Biologic” products as they are categorized in the agreement, Ihealthcare will receive a to be decided upon commission that is agreed upon by both parties at a later date. Regarding disposable single use instruments, Ihealthcare, Inc. will receive a 20% commission for any sales generated on Precision’s behalf.

As of August 31, 2016 Ihealthcare Surgical, LLC has not had any monetary transactions.

RESULTS OF OPERATIONS

For the three months ended August 31, 2016 and 2015:

We had revenue in the three month period ending August 31, 2016 of $619 and $0 for the three month period ending August 31, 2015. Our operating expenses totaled $11,235 and $1,250, respectively. Our operating expenses consisted primarily of professional fees for both periods. The variance in operating expenses is due to the fact that there have been increased professional fees for the three months ended August 31, 2016 as opposed to the same period the year prior. Our net loss for the three months ended August 31, 2016 was $10,901 and was $1,250 for the three months ended August 31, 2015.

For the nine months ended August 31, 2016 and 2015:

We had revenue in the nine month period ending August 31, 2016 of $619 and $0 for the nine month period ending August 31, 2015. Our operating expenses totaled $40,561 and $4,550, respectively. Our operating expenses consisted primarily of professional fees for both periods. The variance in operating expenses is due to the fact that there have been increased professional fees for the nine months ended August 31, 2016 as opposed to the same period the year prior. Our net loss for the nine months ended August 31, 2016 was $40,227 and was $4,550 for the nine months ended August 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

We have no internal sources of liquidity. Our only external source of liquidity will be our principal shareholder, iHealthcare, Inc., and its officers funding our operating expenses through contributions to capital. There is no assurance of its ability to continue funding our operating expenses. There is no assurance we would be able to secure additional sources of funding. Our ability to to continue to operate is a going concern.

We have no known demands or commitments and are not aware of any events or uncertainties as of August 31, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of August 31, 2016 and November 30, 2015.

As of August 31, 2016, we had current assets of $832 consisting of a combination of cash and inventory. As of August 31, 2016 we had current liabilities of $14,525.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the nine months ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation. (1)

3.2	By-laws. (1)

10.1	Merger Agreement. (1)

10.2	Distribution Agreement with ILS (1)

31	Certification of the Company’s Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended August 31, 2016. (2)

32	Certification of the Company’s Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Form 8-K/A filed on September 8, 2016.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

iHealthcare, Inc.

(Registrant)

By: /s/ Noel Mijares

Chief Executive Officer

President

Dated: October 17, 2016