Form 10-K
period 2016-11-30
iHealthcare, Inc.
filed 2017-03-14
CIK 1634291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED November 30, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55378

IHEALTHCARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-3002847
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3901 NW 28th Street, 2nd Floor, Miami, FL	33142
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001	N/A

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

[ ] Yes [X] No

As of March 14, 2017, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $0.

As of March 14, 2017, there were 1,077,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

IHEALTHCARE, INC., Inc.

PART I

Item 1. Business.

Corporate History

The Company was originally incorporated with the name Opulent Acquisition, Inc., under the laws of the State of Delaware on November 25, 2014 with an objective to acquire, or merge with, an operating business.

On January 14, 2016 Mr. Jeffrey DeNunzio, the sole shareholder of the Company, transferred to Ihealthcare, Inc., a Florida Company, 20,000,000 shares of our common stock which represented all of our issued and outstanding shares at the time of transfer, in consideration of $25,000. The transfer was the result of the sale of the Company to Ihealthcare, Inc., the Florida Company.

On January 14, 2016 Ihealthcare, Inc., a Florida Company, became the controlling shareholder of Opulent Acquisition, Inc. At the time of the sale of Opulent Acquisition, Inc., Mr. Mijares owned 62.5% and Mr. Bingaman owned 37.5% of the issued and outstanding shares of Ihealthcare, Inc., the Florida Company.

On January 14, 2016, Mr. Jeffrey DeNunzio resigned as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director.

On January 14, 2016, Mr. Noel Mijares was appointed as Chairman of the Board of Directors, Chief Executive Officer, and President.

On January 14, 2016, Mr. David A. Bingaman was appointed as Chief Operating Officer, Vice President, and Secretary.

On April 22, 2016 we, Opulent Acquisition, Inc. (“Ihealthcare, Inc.-Delaware”) entered into and consummated a merger with Ihealthcare, Inc., a Florida Company (“Ihealthcare, Inc.-Florida”). Ihealthcare, Inc.-Delaware is the Surviving Corporation as result of the merger. The officers and directors of Opulent Acquisition, Inc., now known as Ihealthcare, Inc., remained the same and unchanged. Our officers and directors continue to serve their respective positions with the Company. Management took a view at the acquisition date towards 805-50 and the eventual use of the rules covering a merger of entities under common control.

Previous to the Merger Noel Mijares owned 6,250 shares of common stock of Ihealthcare, Inc., the Florida Company and David A Bingaman owned 3,750 shares of common stock of Ihealthcare, Inc., the Florida Company. After the merger each one of these shares were converted into 100 shares of our common stock (Ihealthcare, Inc., a Delaware Company, formerly known as Opulent Acquistion, Inc). The 20,000,000 shares of common stock owned by Ihealthcare, Inc., a Florida Company of Ihealthcare, Inc., formerly known as Opulent Acquistion Inc., a Delaware Company were cancelled upon consummation of the merger.

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

As of November 30, 2016 Ihealthcare Surgical, LLC has not had any monetary transactions. Per the above the Company has applied ASC 323 for presentation and disclosure requirements. Because Ihealthcare Surgical, LLC conducted no monetary business as of November 30, 2016 there were no transactions recorded on the books for the period.

On August 19, 2016 Ihealthcare Surgical, LLC, entered into and consummated a joint venture agreement with All In 1 Medical, LLC. The purpose of the joint venture agreement is to forge a relationship that through means, which will be determined at a future date, will bring together both parties in an effort to sell, to be determined, medical products. Each party retains a 50% interest in the joint venture. Each party has also agreed to split profits and expenses equally that relate to the joint venture. The term of the joint venture agreement is through August 4, 2026. It may be renewed for an additional five year term if agreed upon by both parties. Each party of the joint venture agreement has agreed to contribute $500 for business purposes set forth in the joint venture agreement. Neither party has, as of the date of this report, contributed the $500, however both parties intend to make such contribution after a joint bank account is opened up for the purpose of the joint venture. Per the aforementioned ASC 808 does not apply since the entity, is setup as a wholly owned subsidiary and ASC 323 would not apply since there is no consideration paid as of November 30, 2016.

On October 3, 2016 Ihealthcare Surgical, LLC entered into and consummated an agreement with Precision Spine, Inc., “Precision,” to act as Precision’s sales agent in regards to the sale of spinal implants and other medical products that are manufactured for or by Precision. Ihealthcare, Inc. is to receive a 40% commission on the sale of spinal implants for the fourth quarter of 2016 and effective January of 2017, 35%, +5% each quarter if Ihealthcare is able to generate sales of $300,000 or more in a quarterly period. For “Biologic” products as they are categorized in the agreement, Ihealthcare will receive a to be decided upon commission that is agreed upon by both parties at a later date. Regarding disposable single use instruments, Ihealthcare, Inc. will receive a 20% commission for any sales generated on Precision’s behalf. On December 6, 2016 iHealthcare Surgical, LLC and Precision Spine, Inc. mutually agreed to the termination of the agreement entered into on October 3, 2016. There were no revenues generated under this agreement.

On October 10, 2016 our subsidiary, iHealthcare Surgical, LLC entered into an agreement with Gensano, LLC. Under the terms of the agreement iHealthcare Surgical, LLC will act as a sales agent for Gensano, LLC by attempting to sell products on their behalf. In this agreement iHealthcare Surgical, LLC will receive a sales commission which will be comprised of the difference between the price of Gensano’s products and the actual cost at which iHealthcare Surgical manages to sell the products. Gensano has set a fixed cost, per product, that they must receive from the sale of each item. IHealthcare Surgical, LLC will not directly purchase products from Gensano, and all shipping will be conducted directly from Gensano to the customer. There were no revenues generated under this agreement for the year November 30, 2016

On November 25, 2016 iHealthcare Surgical, LLC entered into an agreement with S1 Spine. Under the terms of the agreement S1 Spine has appointed iHealthcare Surgical, LLC to act as its sales agent to solicit orders for the products of S1 Spine. Sales are to be attempted, by iHealthcare Surgical LLC in Florida, Georgia, Nevada and New Mexico. In exchange for operating as the sales agent for S1 Spine, iHealtcahre Surgical shall receive a commission based upon the net invoice price of products offered for sale. There were no revenues generated under this agreement for the year November 30, 2016

On February 23, 2017 Ihealthcare, Inc. entered into an agreement with John Cook and Paul Pereira. Under the terms of the agreement John Cook and Paul Pereira will act as part time consultants for Ihealthcare, Inc. Their role shall pertain to assisting the Company with obtaining and structuring institutional financing from various commercial banks, investment banking firms, private equity firms and related financial and business issues. John Cook and Paul Pereira shall be compensated for their part time assistance as consultants through a combination of cash and stock incentives. John Cook and Paul Pereira shall be awarded a total of 10.00%, respectively, of Series B Preferred stock based upon acquisition milestones. The 10.00% to that point shall be Series B Preferred Stock, however, if they assist the Company in achieving gross revenues exceeding $200,000,000 then they will each be awarded an extra 2.5% of the Preferred Stock in a new class with the same rights as Series B. This would bring their total equity interest to 12.50% each, and 25.00% total.

Our principal executive offices are located at 3901 NW 28th Street, 2nd Floor, Miami, FL 33142.

Industry Overview

Drug Screening Industry

The drug screening market-size is expected to grow from $4 billion in 2014 to $6.3 billion by 2019, at a CAGR (Compound Annual Growth Rate) of 9.5%. Major factors driving the growth of this market include higher usage of alcohol, prescribed drugs, illicit drugs, and a growing aging population that leads to increased use of alcohol and prescription drugs. Funding by the U.S. Federal Governments for drug testing, enactment of stringent laws in developed countries, and growing awareness for drug testing in developing nations, has increased the awareness surrounding testing patients on a regular basis. In addition, emerging economies such as India, China, and Brazil present an array of opportunities for this market.

Currently, North America dominates the drug screening market, with the U.S. accounting for a major market share. However, the Asia-Pacific region is poised to grow at the highest CAGR during the forecast period. We believe there to be great growth potential in the Asian market due to development of advanced drug and alcohol screening devices in Japan, rising awareness regarding the importance of drug and alcohol screening, and increasing disposable income levels in various countries in Asia.

The North American laboratory, as well as onsite testing market, has increased by more than 5.0% CAGR between 2011 and 2014. With past technologies it was necessary to retest a positive lab test, due to potential inaccuracies, which resulted in a higher cost. New technology enables employers to retest positive results inexpensively, and immediately, with the same, and new, samples from the subject, thus reducing the overall cost.

Business Information

We, Ihealthcare, Inc. are a Company that sells and distribute products in the healthcare sector. We currently hold a distribution agreement with Innovate Laboratory Solutions, also known as “ILS” to supply us a product known as the “UDT Cup” (also herein known as Multi-Panel [16] urinalysis cup or Drug of Abuse “DOA” Cup). ILS has agreed to provide us the right to purchase the UDT Cup at special pricing in certain quantities. ILS is the developer of the UDT Cup and exclusive global supplier of the UDT Cup, however they have the UDT Cup manufactured by a third party manufacturer of which they have not and will not disclose to us due to confidentiality. ILS does however, have the authority and right to control who manufactures the UDT Cup.

We entered into and consummated the above agreement with ILS to sell us the UDT Cup at certain price points beginning on February 18, 2016. The term of the agreement is for a span of three years. We may buy the UDT Cup in varying quantities from ILS, provided they have enough inventory to fill our order, otherwise we will be limited to whatever they may have available at that time of order.

If both parties in writing agree to it they can terminate the above mentioned agreement. Our agreement with ILS also has a section titled “Termination for Cause.” This section states that:

“a. Either party will have the right to terminate the Agreement at any time if the other party is in breach of any material term, and which such party fails to cure within 10 calendar day after receiving written notice of the breach and the party’s intention to terminate.

b. ILS shall have the right to terminate this Agreement if Distributor:

1. becomes insolvent;

2. discontinues its business; or

3. becomes the subject of any voluntary or involuntary proceeding in bankruptcy, liquidation, dissolution, receivership, attachment or composition for the benefit of creditors. Such termination will become effective upon the non-terminating party’s receipt of a notice of termination at any time after the specified event.

Such termination will become effective upon the non-terminating party’s receipt of a notice of termination at any time after the specified event.”

Per our agreement with ILS there are no specific laws which we have expressly agreed to abide by. However, in general we have agreed to comply with all Federal and State healthcare laws, rules and regulations, including, but not limited to, Stark, Anti-Kickback, False Claims Act, etc. Non-compliance of any rule, regulation or law, including the aforementioned, could in some way cause us to become the party of a civil or criminal suit. Generally speaking when one is a party in any civil or criminal suit it may negatively affect that party’s image and may also cause them financial harm. If this were to happen to us we may have to curtail operations, or allocate funds towards defending ourselves in any such case. If we were found guilty of violating any rule, regulation, or law our operations may be terminated, suspended, or harmed in some capacity.

The UDT Cup’s intended purpose is for drug screening.

For the twelve months ended November 30, 2016 the Company has generated revenue in the amount of $1,428. The revenue was the result of sales of the “UDT Drug Screening Cup”.

Mission and Vision:

At Ihealthcare, Inc. we are dedicated to reducing costs and improving the quality of medical care through innovative products and services in specialized markets that are currently being underserved by our competition. Our primary focus is to establish sustainable market penetration, one product at a time. Simultaneously, we seek to continue our current efforts to add additional products and/or services to our Company. When these new products and services are available we hope to have already acquired a dedicated customer base who can also benefit from our future products and services. At present, we have identified a number of complementary products and services which we will begin exploring as methods to support our plans to increase revenue and profitability.

Current Product(s):

Ihealthcare, Inc. has acquired the distribution rights and special pricing to the ILS “UDT Cup” Multi-Panel [16] urinalysis cup through our supplier Innovative Laboratory Solutions. The UDT Cup has been specifically designed to meet the latest market needs, needs which have been overlooked by the competition, at substantially lower costs.

The UDT Cup has the following features:

·	Tests 16 configurable panels simultaneously;

·	The configuration can be customized to suit customers’ testing needs;

·	99% accuracy;

·	One step lateral flow process;

·	Round or Square form factor – ease of scanning results;

·	Wider test strips for ease in reading results;

·	Tight cap seal which serves to reduce erroneous results due to leakage;

·	Test strip seal prevents cross contamination during inversion;

·	Design prevents over filling;

·	Contains more urine volume for repeat tests as needed;

·	Results produced in one minute;

·	Built in temperature strip;

·	Female user friendly; and

·	Integrated Adulteration Parameters with visual integrity check for: pH, specific gravity, creatinine, nitrite, oxidant, blutaraldyhyde, bleach and pyridinium chlorchromate.

·	FDA 510 Cleared

·	CLIA Waived

Lateral Flow Process Expanded Definition

Lateral flow tests also known as lateral flow immunochromatographic assays, are simple devices intended to detect the presence (or absence) of a target analyte in sample (matrix) without the need for specialized and costly equipment  Typically, these tests are used for medical diagnostics either for home testing, point of care testing, or laboratory use. In this case, drugs of abuse testing.

The technology is based on a series of capillary beds, such as pieces of porous paper, microstructured polymer, or sintered polymer. Each of these elements has the capacity to transport fluid (e.g., urine) spontaneously. The first element (the sample pad) acts as a sponge and holds an excess of sample fluid. Once soaked, the fluid migrates to the second element (conjugate pad) in which the manufacturer has stored the so-called conjugate, a dried format of bio-active particles (see below) in a salt-sugar matrix that contains everything to guarantee an optimized chemical reaction between the target molecule (e.g., an antigen) and its chemical partner (e.g., antibody) that has been immobilized on the particle's surface.

While the sample fluid dissolves the salt-sugar matrix, it also dissolves the particles and in one combined transport action the sample and conjugate mix while flowing through the porous structure. In this way, the analyte binds to the particles while migrating further through the third capillary bed. This material has one or more areas (often called stripes) where a third molecule has been immobilized by the manufacturer. By the time the sample-conjugate mix reaches these strips, analyte has been bound on the particle and the third 'capture' molecule binds the complex. After a while, when more and more fluid has passed the stripes, particles accumulate and the stripe-area changes color.

Typically there are at least two stripes: one (the control) that captures any particle and thereby shows that reaction conditions and technology worked fine, the second contains a specific capture molecule and only captures those particles onto which an analyte molecule has been immobilized. After passing these reaction zones the fluid enters the final porous material, the wick, that simply acts as a waste container. Lateral flow then means the combination of these proprietary processes that scientifically allow/create the draw or flow of the sample laterally across these membranes for analysis.

*Sample diagrams of a generic lateral flow process for illustration only.

Additional Feature Definitions

FDA Cleared: Cleared medical devices: These medical devices are ones that the FDA has determined to be substantially equivalent to another legally marketed device. A pre-market notification, referred to as a 510(k), must be submitted to FDA for clearance. A 510(k) is most often submitted by the medical device manufacturer.

CLIA Waived:  Testing on human specimens for health assessment or the diagnosis, prevention, or treatment of disease are regulated under the Clinical Laboratory Improvement Amendments of 1988 (CLIA). As defined by CLIA, waived tests are simple tests with a low risk for an incorrect result. They include certain tests listed in the CLIA regulations, tests cleared by the FDA for home use, and tests approved for waiver by the FDA using the CLIA criteria.

The UDT Cup boasts 16 Drug Screening Panels which include: Amphetamines AMP; Barbiturates BAR; Buprenorphine BUP; Benzodiazepines BZO; Cocaine COC; Methamphetamines [2] mAMP & MDMA; Methadone MTD; Opiates OPI; Oxycodone OXY; Phencyclidine PCP; Marijuana THC; and Tricyclic Antidepressants TCA. Tests for Morphine MOR; Ketamine KET and Propoxyphene PPX or others can be added. Pregnancy tests also available.

Shipping

ILS is solely responsible for the shipment of all UDT Cups, with their primary shipping location based in Miami, Florida. Shipping is paid for solely by the consumer and if there are any problems or damage resulting from the shipment of UDT Cups then the liability for replacement products will fall on ILS. In the event that a product is damaged Ihealthcare, Inc. will notify ILS and return the shipment back to the Miami warehouse, whereupon it will be replaced and re-shipped to the consumer at no additional shipping cost to the customer.

The UDT cup that we currently sell may be purchased by any individual.

Uses and other information regarding the UDT Cup:

The UDT Cup is intended for detecting the presence of drugs in urine. Any situation it may be necessary to screen an individual for drug use would be an appropriate time to utilize the UDT Cup. Examples include but are not limited to screening potential employees, current employees, use in drug treatment centers or medical clinics.

Potential purchasers of the UDT Cup can be anyone however, most notably we anticipate it will be primarily medical clinics, hospitals, drug rehabilitation centers, Employers, Physician groups, transportation companies (used to test drivers for drug use) or wholesalers who will resell the product at a higher cost to make a profit. We have no intentions of limiting who can buy the UDT Cup.

The UDT cup is comprised of two elements, the test cup and dipcard.

Rapid Single/Multi-drug test Cup and Rapid Single/Multi-drug test Dipcard are lateral flow chromatographic immunoassays designed to qualitatively detect the presence of drugs and drug metabolites in human urine and are classified under the following product code, classification, regulatory section and panel;

Product Code;    Classification;   Regulatory Section;     Panel

DKZ     Class II          862.3100 Amphetamine test system                Toxicology (91)
DJC      Class II          862.3610 Methamphetamine test system      Toxicology (91)
DIO      Class II          21 CFR 862.3250 Cocaine test system             Toxicology (91)
DNK     Class II          21 CFR 862.3640 Morphine test system          Toxicology (91)
LDJ       Class II          21 CFR 3870 Cannabinoid test system             Toxicology (91)
DIS       Class II          21 CFR 862.3150 Barbiturate test system        Toxicology (91)
JXM      Class II         21 CFR 862.3170 Benzodiazepine test system Toxicology (91)
DJR       Class II         21 CFR 862.3620 Methadone test system        Toxicology (91)
DJG       Class II         21 CFR 862.3650 Opiate test system                 Toxicology (91)
LCM      Unclassified Enzyme immunoassay, Phencyclidine test system Toxicology (91)

The class to which your device is assigned determines the type of premarketing submission/application required for FDA clearance to market. If your device is classified as Class I or II, and if it is not exempt, a 510k will be required for marketing.

A company that intends to market in the US a Class I, II, or III medical device intended for human use, for which a Premarket Approval (PMA) is not required, must submit a 510(k) to the FDA unless the device is exempt from the 510(k) requirements of the Federal Food, Drug, and Cosmetic Act (the Act) and does not exceed the limitations of exemptions for each of the device classification regulations (Section .9 of 21 CFR Parts 862 through 892, e.g., 21 CFR 862.9, 21 CFR 864.9, etc.). Under section 510(k) of the FD&C Act, a manufacturer must submit a 510(k) to FDA at least 90 days before introducing, or delivering for introduction, a device into interstate commerce for commercial distribution so the Agency can determine whether or not the device meets the criteria for market clearance (Sections 510(k) and (n) of the FD&C Act (21 U.S.C. §§ 360(k) & (n))). The Agency bases its decision on whether the device is substantially equivalent (SE) to a legally marketed (predicate) device (Section 513(i) of the FD&C Act (21 U.S.C. § 360c(i))). The device cannot be commercialized until FDA issues an order (510(k) clearance) stating that the device has been determined to be SE (Section 513(f)(1) of the FD&C Act (21 U.S.C. § 360c(f)(1)))

Currently, we do not know the identity of the manufacturer of the UDT Cup. Our supplier, Innovative Laboratory Solutions is the only party we are aware of who knows the identity of the manufacturer of the cup. We rely in totality that the manufacturer, of which we do not know the identity of, is in compliance with the 510(k) requirements for the UDT cup.

ILS has informed us that the UDT cup is in compliance with the above and the 510(k) clearance date of the UDT Cup is December 19, 2014.

A 510(k) requires demonstration of substantial equivalence to another legally U.S. marketed device. Substantial equivalence means that the new device is at least as safe and effective as the predicate. As mentioned previously the ILS Cup is a device classified as a Rapid Single/Multi-drug test Cup and Rapid Single/Multi-drug Test Dipcard.

A device is substantially equivalent if, in comparison to a predicate it:

a. has the same intended use as the predicate; and
b. has the same technological characteristics as the predicate; or
c. has the same intended use as the predicate; and
d. has different technological characteristics and the information submitted to FDA;
e. does not raise new questions of safety and effectiveness; and
f. demonstrates that the device is at least as safe and effective as the legally marketed device.

Medical device manufacturers involved in the distribution of devices must follow certain requirements and regulations once devices are on the market. These include such things as tracking systems, reporting of device malfunctions, serious injuries or deaths, and registering the establishments where devices are produced or distributed. Postmarket requirements also include postmarket surveillance studies required under section 522 of the act as well as post-approval studies required at the time of approval of a premarket approval (PMA), humanitarian device exemption (HDE), or product development protocol (PDP) application. In accordance with Section 522 of the Federal Food, Drug and Cosmetic Act postmarket surveillance of a class II or class III device the UDT Cup may be required if the FDA. Should this occur the FDA will send a letter requiring it. For more information regarding such an FDA request please see here: https://www.accessdata.fda.gov/scripts/cdrh/cfdocs/cfCFR/CFRSearch.cfm?fr=822.5.

The Code of Federal Regulations, Title 21, Part 201 encompasses certain requirements that must be on the labeling of any medical product which includes, but is not limited to, the name and place of business of the manufacturer, packer, or distributor, the directions for use, expiration date, and active ingredients in the product. We rely in totality on ILS, our supplier of the UDT Cup, to adhere to the appropriate product labeling so that the product is within the guidelines of Title 21, Part 201.

Our supplier of the UDT Cup, ILS has made previous sales of the UDT Cup to customers in the past, primarily in Florida. The customers comprised of a combination of health centers, rehabilitation clinics, and private parties.

We are only a distributor (reseller) of the UDT Cup. As a distributor of the UDT Cup we are not required to have FDA approvals due to the CLIA waivers that are present for each panel of the UDT Cup.

Our supplier Innovative Laboratory Solutions, however, has obtained the following in order to act as a global supplier, importer, and exporter of the UDT Cup (Drug Of Abuse Cup):

SBD #155350
FDA User Fee Organization # 394392
Approved 04/03/2015 under the (MDUFA) Medical Device User Fee Act

Launch and Growth Strategy:

We at Ihealthcare, Inc. intend to utilize web-based advertising in order to reach our intended market. We are currently in the exploration stages of determining which internet media outlet will be preferable, but we have plans to consider, and perhaps implement, marketing campaigns via social media networks such as Facebook, Twitter, etc., online marketing platforms, news related websites, industry related websites, etc. We will also be listing our products on Amazon in order to take advantage of the worldwide presence and reach of Amazon in order to reach an even greater audience and sell our products to as many consumers as possible.

In addition to our online presence, we also are in the planning stages of a multimedia campaign which may include, but may not strictly be limited to, telemarketing, print media, making our presence known at trade shows and television advertisements. The exact details of our multimedia plan are currently in the exploration and planning stages.

Our growth strategy is to spread awareness of our products, via the internet and potentially other sources, all cross the country, beginning in the south east, then moving north and eventually west. When, and if, we have developed a market for our products within the United States we will then evaluate the possibility of expanding to other countries throughout the world.

At this time we do not have not yet identified a definitive timeline as to the length of time it will take us to initialize or carry out the above growth strategy. We are currently investigating the costs that we will incur in carrying out the above endeavors to begin generating sales from our current product.

We believe we need to develop a more concrete marketing plan so that we can sell the goods on a large scale (to more than one consumer from time to time). We also believe we need to hire additional staff of which we have begun to do so. To date we have hired what we refer to as an “SVP of Operations.” This individual is responsible for formulating our marketing plan moving forward, amending it as seen fit, contacting and facilitating relationships with potential wholesalers and overseeing any other sales employees we currently have or may hire in the future. Currently we have two sales team members that are commission based. At this point in time none of our sales have been a result of their efforts, and thus no commission has been paid at this time.

Other Business Activities

While our principal business remains the sale of UDT Cups, we will also, from time to time, evaluate the possibility of forming business partnerships, making acquisitions, and conducting various additional business activities. We, and our subsidiary, Ihealthcare Surgical, LLC, have formed several business partnerships at present which we hope will further our current business objectives and potentially provide our business with additional revenue streams.

On July 25, 2016 we, Ihealthcare, Inc., organized Ihealthcare Surgical, LLC, a Florida Limited Liability Company. The members of the LLC include Ihealthcare, Inc., and All in 1 Medical, LLC. Each of the aforementioned parties own 50% of the membership interests in Ihealthcare Surgical, LLC. All in 1 Medical, LLC is owned and operated by Mark Heffner, who is a non-affiliate of Ihealthcare, Inc.

On August 19, 2016 Ihealthcare Surgical, LLC, entered into and consummated a joint venture agreement with All In 1 Medical, LLC. The purpose of the joint venture agreement is to forge a relationship that through, to be determined means, will bring together both parties in an effort to sell, to be determined, medical products. Each party retains a 50% interest in the joint venture. Each party has also agreed to split profits and expenses equally that relate to the joint venture. The term of the joint venture agreement is through August 4, 2026. It may be renewed however, for an additional five year term if agreed upon by both parties. Each party of the joint venture agreement has agreed to contribute $500 for business purposes set forth in the joint venture agreement. Neither party has, as of the date of this report, contributed the $500 however, both parties intend to make such contribution after a joint bank account is opened up for the purpose of the joint venture. Per the aforementioned ASC 808 does not apply since the entity, is setup as a wholly owned subsidiary and ASC 323 would not apply since there is no consideration paid as November 30, 2016.

On October 3, 2016 Ihealthcare Surgical, LLC entered into and consummated an agreement with Precision Spine, Inc., “Precision,” to act as Precision’s sales agent in regards to the sale of spinal implants and other medical products that are manufactured for or by Precision. Ihealthcare, Inc. is to receive a 40% commission on the sale of spinal implants for the fourth quarter of 2016 and effective January of 2017, 35%, +5% each quarter if Ihealthcare is able to generate sales of $300,000 or more in a quarterly period. For “Biologic” products as they are categorized in the agreement, Ihealthcare will receive a to be decided upon commission that is agreed upon by both parties at a later date. Regarding disposable single use instruments, Ihealthcare, Inc. will receive a 20% commission for any sales generated on Precision’s behalf. On December 6, 2016 iHealthcare Surgical, LLC and Precision Spine, Inc. mutually agreed to the termination of the agreement entered into on October 3, 2016. There were no revenues generated under this agreement.

On October 10, 2016 our subsidiary, iHealthcare Surgical, LLC entered into an agreement with Gensano, LLC. Under the terms of the agreement iHealthcare Surgical, LLC will act as a sales agent for Gensano, LLC by attempting to sell products on their behalf. In this agreement iHealthcare Surgical, LLC will receive a sales commission which will be comprised of the difference between the price of Gensano’s products and the actual cost at which iHealthcare Surgical manages to sell the products. Gensano has set a fixed cost, per product, that they must receive from the sale of each item. IHealthcare Surgical, LLC will not directly purchase products from Gensano, and all shipping will be conducted directly from Gensano to the customer. There have been no revenues generated under this agreement to date.

On November 25, 2016 iHealthcare Surgical, LLC entered into an agreement with S1 Spine. Under the terms of the agreement S1 Spine has appointed iHealthcare Surgical, LLC to act as its sales agent to solicit orders for the products of S1 Spine. Sales are to be attempted, by iHealthcare Surgical LLC in Florida, Georgia, Nevada and New Mexico. In exchange for operating as the sales agent for S1 Spine, iHealtcahre Surgical shall receive a commission based upon the net invoice price of products offered for sale. There have been no revenues generated under this agreement to date.

On February 23, 2017 Ihealthcare, Inc. entered into an agreement with John Cook and Paul Pereira. Under the terms of the agreement John Cook and Paul Pereira will act as part time consultants for Ihealthcare, Inc. Their role shall pertain to assisting the Company with obtaining and structuring institutional financing from various commercial banks, investment banking firms, private equity firms and related financial and business issues. John Cook and Paul Pereira shall be compensated for their part time assistance as consultants through a combination of cash and stock incentives. John Cook and Paul Pereira shall be awarded a total of 10.00%, respectively, of Series B Preferred stock based upon acquisition milestones. The 10.00% to that point shall be Series B Preferred Stock, however, if they assist the Company in achieving gross revenues exceeding $200,000,000 then they will each be awarded an extra 2.5% of the Preferred Stock in a new class with the same rights as Series B. This would bring their total equity interest to 12.50% each, and 25.00% total.

Competition

While we offer what we feel to be the most efficient and cost effective drug screening product on the market today, we do face intense competition from other Companies who offer similar products.

Competing one step products (meaning one device with multiple drug screening panels) include the following: DrugConfirm Advanced [10 panel]; AmeriCup [12 panel]; ECO II [10 panel]; CLIA Screen [12 panel]; T-Cup [10 panel]; EZ Split Key Cup [10 panel]; CentralCheck [11 panel]; NxStep [12 panel]; and others.

We believe the UDT Cup we offer to customers differs from most other drug screening products on the market and may serve as a better alternative to many such products due to the fact that it can provide test results in a lesser amount of time, one minute versus four to ten minutes for most competing products. Additionally, the UDT Cup has an internal seal that may prevent cross contamination of the urine sample when shaken or jostled during testing. This is a feature that most other competing drug screening kits do not have. The UDT Cup’s design is also designed in a way that can make it more suitable for use among both males and females. This however, is our own opinion. The UDT Cup also comes standard with a temperature strip included as part of the kit, something most other drug screening kits offer but only as an “add on feature” for an additional cost.

Employees

Currently, we have a total of three full time employees, two of which are our officers and directors, collectively Noel Mijares, and David A. Bingaman. The third is our recent hire, Maureen Walsh, for the position of “SVP of Operations.” We do not have a formal employee agreement with Ms. Walsh. As mentioned above on this page the SVP of Operations is responsible for formulating our marketing plan moving forward, amending it as seen fit, contacting and facilitating relationships with potential wholesalers and overseeing any other sales employees we currently have or may hire in the future. Currently we have two sales team members that are commission based employees that work part time at this moment. For the time being we are familiarizing these employees with the product and having them work alongside our SVP of Operations.

Our full time employees including our officers and directors, currently devote and intend to continue to devote 40 hours per week towards the Company. In the future we intend to increase our sales staff however, the number of employees we would hire would depend on our current level of revenue, and cash available to do so. We plan to hire these employees on a need be basis that is currently unidentified.

Item 1A. Risk Factors.

Risks Relating to Our Company and Our Industry

We will require additional funds in the future to achieve our current business strategy and our inability to obtain funding will cause our business to fail.

We will need to raise additional funds through public or private debt or equity sales in order to fund our future. These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current business plan and develop our product line, and as a result, could require us to diminish or suspend our operations and possibly cease our existence.

Even if we are successful in raising capital in the future we will likely need to raise additional capital to continue and/or expand our operations. If we do not raise the additional capital, the value of any investment in our Company may become worthless. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan.

As of our most recent year end we had minimal cash and/or cash equivalents. As a result of having minimal cash to fund our business we have, and continue to be, primarily reliant upon our Officers and Directors to fund our operations. We believe our officers and directors will continue to fund our operations for a period of twelve months although there is no guarantee that they will do so.

We have generated only minimal revenues to date since our inception. Our independent registered public accounting firm, MaloneBailey, LLP has issued a going concern opinion in their audit report in regards to our operations.

In their audit report our PCAOB auditor MaloneBailey, LLP issued a going concern opinion in regards to our operations. The going concern was issued due to the fact we have suffered a net loss and do not have a source of revenue sufficient to cover our operations which raises substantial doubt about our ability to continue. The going concern issued by our independent auditor may have a negative impact on the value of our common stock, although the extent of this negative impact is not known at this time. Additionally, we may have a more difficult time obtaining financing as a result of the going concern.

We are a start-up stage company. Our ability to continue as a going concern is dependent upon our ability to commence a commercially viable operation and to achieve profitability. Since our inception we have generated minimal revenues, and currently have only limited operations, as we are presently in the planning stage of our business development as an exploration stage company. These factors raise substantial doubt about our ability to continue as a going concern. We may not be able to generate revenues in the future and as a result the value of our common stock may become worthless. There are no assurances that we will be successful in raising additional capital or successfully developing and commercializing our products and becoming profitable.

We hold the distribution rights to the UDT Cup, but we rely on the services of a third party supplier (ILS) in order to supply the products we offer for sale. ILS has the right to control who manufacturers the product, the UDT Cup, which we offer for resale.

Due to the fact that we rely upon ILS in order to supply the UDT Cups which our company is currently selling we face inherent risks due to the fact that we do not hold the patents or manufacturing rights to the product. If there is a disruption in the supply of UDT Cups caused by any number of situations which could arise with ILS, then we may have difficulty successfully implementing our business plan or meeting the demand for our products when we have commenced operations. These disruptions could include, but are not strictly limited to, shipping difficulties or setbacks, price increases which would require renegotiation of terms, manufacturing difficulties on the part of ILS, etc. Additionally, should ILS go out of business then we will be forced to find an alternative product for sale, and an alternative manufacturer, which could delay our business operations substantially or force us to cease operations entirely.

ILS is solely responsible for the shipping of the UDT Cups.

We will not be responsible for shipping the UDT Cups to any consumers. ILS is solely responsible for shipping the UDT Cups and any disruptions or hold ups in relation to the shipping of the UDT Cups could cause a disruption that will negatively impact our operations. Consumers may lose faith in our ability to have UDT Cups reliably shipped through situations that are beyond our control.

Due to the fact that we do not have a concrete advertising plan we may not see the sales we anticipate if our advertising plan is not as effective as we plan.

We are in the planning stages of our advertising strategy, and as such we do not have a definitive plan for how we will conduct our marketing efforts. We plan to utilize internet media outlets, and social media, but our plans need to be further developed before we can begin implementing them fully. As such, we may see fewer sales than we anticipate if our marketing plan, once implemented, is not as effective as we plan.

We cannot identify the manufacturer of the UDT Cup.

Due to our agreement with ILS, whereby they provide and will continue to provide us with UDT Cups, they have withheld the name of the manufacturer of the UDT Cup. ILS acts as the distributor who supplies us with physical inventory. Due to the fact that we have no means through which we can identify the manufacturer there are inherent related risks. We rely on ILS to verify that the manufacturer complies with applicable rules and regulations pertaining to a manufacturer of a medical device and we can not directly verify this ourselves. While we do not believe we are subject to any potential product liability, because we believe that it will be either the manufacturer or ILS who will be responsible for product liability, we cannot accurately assess the manufacturer’s financial ability to compensate us for any potential liabilities related to the product.

Our growth strategy is untested, unproven, and as of this point in time not fully developed.

We intend to grow our business starting in the South Eastern States of the United States, and from there spread outward into the North and eventually westward until we spread throughout the entire Country, at which point we will begin exploring international options. However, our exact strategy for how we will grow in this manner is currently in development, alongside our marketing plan, and we can offer no assurances that we will be effective in growing at the rate we anticipate, which could result in lower profit margins, if any.

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small developing company. As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned.

We have only recently adopted a bona fide business plan. We have limited financial resources and limited assets. The likelihood of our success must be considered in light of the expenses and difficulties in development of a customer base nationally, attaining and retaining customers and obtaining financing to meet the needs of our plan of operations. Since we have a limited operating history we may not be profitable and we may not be able to generate sufficient revenues to meet our expenses and support our anticipated activities.

We are an early stage company with an unproven business strategy and may never be able to fully implement our business plan or achieve profitability.

We are at an early stage of development of our operations as a company. We have only recently started to operate business activities, and have generated minimal revenue from such operations. A commitment of substantial resources to conduct time-consuming research in many respects will be required if we are to complete the development of our company into one that is more profitable. There can be no assurance that we will be able to fully implement our business plan at reasonable costs or successfully operate. We expect it will take several years to implement our business plan fully, if at all.

Our limited operating history makes it difficult for us to accurately forecast net sales and appropriately plan our expenses.

We have a very limited operating history. As a result, it is difficult to accurately forecast our net sales and plan our operating expenses. This inability could cause our net income, if there is any income at all, in a given quarter to be lower than expected.

We operate in a highly competitive environment, and if we are unable to compete with our competitors, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

We operate in a highly competitive environment. Our competition includes all other companies that are in the business of the drug screening market. A highly competitive environment could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

Because we are small and do not have much capital, our marketing campaign may not be enough to attract sufficient customers to operate profitably. If we do not make a profit, we will suspend or cease operations.

Due to the fact we are small and do not have much capital, we must limit our marketing activities and may not be able to make our product known to potential customers. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

We expect our quarterly financial results to fluctuate.

We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including unexpected changes in:

• Demand for our drug screening product(s);

• Our ability to obtain new, and retain existing, customers;

• Our ability to manage our services;

• General economic conditions;

• Advertising and other marketing costs.

As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of public market analysts and investors.

Our future success is dependent on our implementation of our business plan. We have many significant steps still to take.

Our success will depend on large part in our success in achieving several important steps in the implementation of our business plan, including the following: acquiring business information, development of a customer base, development of relationships with consumers, and management of business process. If we are not successful, we will not be able to fully implement or expand our business plan.

Our growth will place significant strains on our resources.

The Company is currently in the exploration stage, with only limited operations, and has generated only minimal revenue since inception. The Company's growth, if any, is expected to place a significant strain on the Company's managerial, operational and financial resources. Moving forward, the Company's systems, procedures or controls may not be adequate to support the Company's operations and/or the Company may be unable to achieve the rapid execution necessary to successfully implement its business plan. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

Our future success is dependent, in part, on the performance and continued services of Noel Mijares, our Chief Executive Officer as well as David A. Bingaman our Chief Operating Officer. Without their continued service, we may be forced to interrupt or eventually cease our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of both Noel Mijares and David A. Bingaman. The loss of either of their services would delay our business operations substantially.

Our President and CEO, Noel Mijares is also the President and CEO of Pharma Health Corp., Unisources Discovery and The Subpoena Company. Mr. Mijares’s other business interests may result in him being unable to devote enough hours to the Company to further advance operations.

Our President and CEO, Noel Mijares is also the President and CEO of Pharma Health Corp., Unisources Discovery and The Subpoena Company. Mr. Mijares’s other business interests may result in him being unable to devote enough hours to the Company to further advance operations. Despite Mr. Noel Mijares’s other business ventures he believes he is still able to devote 40 hours per week to the Company’s operations however, there is the possibility that he may not be able to do so. If this were to occur it could negatively impact our operations and could cause our results of operations to suffer as a result.

Due to Article IX of our Certificate of Incorporation investors may have difficulty bringing any action against us in a judicial forum.

Article IX of our Certificate of Incorporation states that “unless we, the “Company” also referred to herein as “the Corporation” consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of the corporation, (2) any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any director, officer, employee or agent of the corporation to the corporation or the corporation’s stockholders, (3) any action asserting a claim arising pursuant to any provision of the General Corporation Law or the corporation’s Restated Certificate of Incorporation or Bylaws, (4) any action to interpret, apply, enforce or determine the validity of the corporation’s Restated Certificate of Incorporation or Bylaws or (5) any action asserting a claim governed by the internal affairs doctrine, in each such case subject to said Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the corporation shall be deemed to have notice of and consented to the provisions of this ARTICLE IX. Due to this provision, if a shareholder does not reside in Delaware then they may face difficulty bringing any action against us in a judicial forum due to the fact that all such claims must be made in the Court of Chancery of the State of Delaware. In addition to the potential inconvenience of physical location, shareholders may find this choice of forum inconvenient for any number of reasons which are subjective to the shareholder(s). This exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes. This may discourage lawsuits with respect to such claims against the company and its officers, directors or other employees.

The recently enacted JOBS Act will allow the Company to postpone the date by which it must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. The Company meets the definition of an “emerging growth company” and so long as it qualifies as an “emerging growth company,” it will, among other things:

-be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

-be exempt from the "say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the "say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;

-be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and instead provide a reduced level of disclosure concerning executive compensation; and

-be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board (the “PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

Although the Company is still evaluating the JOBS Act, it currently intends to take advantage of all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an “emerging growth company”, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an “emerging growth company”, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, being required to provide only two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.

Risks Relating to the Company’s Securities

We may never have a public market for our common stock or may never trade on a recognized exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our securities. Our shares are not and have not been listed or quoted on any exchange or quotation system.

In order for our shares to be quoted, a market maker must agree to file the necessary documents with the National Association of Securities Dealers, which operates the OTCBB. In addition, it is possible that such application for quotation may not be approved and even if approved it is possible that a regular trading market will not develop or that if it did develop, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

We may, in the future, issue additional shares of our common stock, which may have a dilutive effect on our stockholders.

Our Certificate of Incorporation authorizes the issuance of 143,500,000 shares of common stock, of which 1,000,000 shares are issued and outstanding as of November 30, 2016. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Certificate of Incorporation authorizes us to issue 1,500,000 shares of Series A and 5,000,000 Series B Preferred Stock. Each holder Preferred B Stock shall have the right to one (1) vote per share of held of record by such holder and each holder of Series A Preferred Stock shall have the right to one hundred (100) votes per share of Series A Preferred Stock. Currently, we have no shares of preferred stock outstanding, however the issuance of any of our preferred stock may influence the value of your investment.

We do not currently intend to pay dividends on our common stock and consequently your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

As a reporting company we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

We do not currently have independent audit or compensation committees. As a result, our directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 is and will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will continue to incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $35,000 per year for the next few years and will be higher if our business volume and activity increases. As a result, we may not have sufficient funds to grow our operations.

State Securities Laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell Shares.

Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock cannot be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our office space is located at 3901 NW 28th Street, 2nd Floor, Miami, FL 33142 . This space is provided to the Company rent free by Noel Mijares, who leases the office space on his personal behalf. Besides the aforementioned we do not have any other facilities or properties at which we operate. We believe this space is suitable to carry out current and future operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are not currently listed on any exchange however, in the future we intend to list on the OTC Marketplace.

Holders

As of November 30, 2016, there are approximately two (2) shareholders of record of our common stock and 1,000,000 shares of common stock deemed issued and outstanding.

During the months of January, February and part of March, the Company has sold 77,000 shares of common stock to a total of 26 new investors. The shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on December 7, 2016. The total proceeds from the sale of the aforementioned shares of common stock is/was $19,250. The proceeds are to be used for general working capital, Marketing & Advertising, and development of the Company’s website. As of the date of this report, March 14, 2017 we now have 28 shareholders of record.

Dividends and Share Repurchases

We have not paid any dividends to our shareholder. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

Not applicable.

Recent Sales of Unregistered Securities

Not applicable.

Item 6. Selected Financial Data.

Consolidated Balance Sheets

	As of November 30, 2016	As of November 30, 2015
ASSETS
Current Assets
Cash	$33	$-
Inventory	285	-
Total current assets	$318	$-
TOTAL ASSETS	$318	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities

Accrued expenses	$4,629	$3,446
Due to related party	13,855	-
Total Current Liabilities	18,484	3,446

TOTAL LIABILITIES	18,484	3,446

Stockholders’ Deficit
Series A Preferred stock ($.0001 par value, 1,500,000 shares authorized; none issued and outstanding)	-	-
Series B Preferred stock ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value 143,500,000 shares authorized and 1,000,000 outstanding as of November 30, 2016 and November 30, 2015)	100	100
Subscription receivable	(5,500)	-
Additional paid in capital	43,598	8,118
Accumulated deficit	(56,364)	(11,664)

Total Stockholders’ Deficit	(18,166)	(3,446)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$318	$-

Consolidated Statement of Operations

	For the Year Ended November 30, 2016	For the Year Ended November 30, 2015

Revenues	$1,428	$-
Cost of Goods Sold	285	-
Gross profit	1,143
Operating Expenses
Organization and Related Expenses	$3,118	$646
Professional fees	42,725	6,850
Total operating expenses	45,843	7,496
Net loss	$(44,700)	$(7,496)
Basic and Diluted net loss per common share	$(0.04)	$(0.01)

Weighted average number of common shares outstanding - Basic and Diluted	1,000,000	1,000,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Liquidity and Capital Resources

Our cash balance is $33 as of November 30, 2016. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Officers and Directors who have informally agreed to advance funds to allow us to pay for operating fees, and professional fees.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Revenue

For the year ended November 30, 2016 the Company has generated revenue in the amount of $1,428. The revenue was the result of sales of the “UDT Drug Screening Cup.” For the year ended November 30, 2015 the Company had generated no revenue. The increase in revenue for the year ended November 30, 2016 was due to the fact that the Company began to offer the “UDT Drug Screening Cup” for sale.

Net Loss

We recorded a net loss of $44,700 for the year ended November 30, 2016 as opposed to $7,496 for the year ended November 30, 2015. The increase in net loss is attributed to increased operating expenses now that the business is operating at a higher level and thus has more expenses to pay for.

Going Concern

For the year ended November 30, 2016, the Company has suffered recurring losses and had generated negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Current and Future Operations Summarized

At present our primary business activities consist of, and revolve around, the sale of the UDT Cup which is a urinalysis device used for drug screening. Our sale of the UDT Cup has resulted in our current sole revenue stream. We will continue to pursue the sale of the UDT Cup as our primary business objective. In addition to our principal business activities we, and our subsidiary iHealthcare Surgical LLC, have entered into various business agreements with third party entities as disclosed in our business plan herein. Although we have yet to achieve any revenue from these activities we are attempting to diversify our revenue streams by acting as a sales agent for entities in the healthcare industry, and to pursue potential joint ventures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

IHEALTHCARE, INC., Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations	F4

Consolidated Statements of Stockholders’ Deficit	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7-F8

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

iHealhcare, Inc ( Formerly known as Opulent Acquisitions, Inc.)

Miami, Florida

We have audited the accompanying consolidated balance sheets of iHealhcare, Inc. (formerly known as Opulent Acquisitions, Inc.) (the "Company") as of November 30, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of November 30, 2016 and 2015 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered a net loss, working capital deficiency, has minimal asset, nor does it have a significant source of revenue sufficient to cover its operation which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 13, 2017

-F2-

IHEALTHCARE, INC.

(FORMERLY KNOWN AS OPULENT ACQUISITION, INC.)

CONSOLIDATED BALANCE SHEETS

	As of November 30, 2016	As of November 30, 2015
ASSETS
Current Assets
Cash	$33	$-
Inventory	285	-
Total Current Assets	$318	$-
TOTAL ASSETS	$318	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities

Accrued expenses	$4,629	$3,446
Due to related party	13,855	-
Total Current Liabilities	18,484	3,446

TOTAL LIABILITIES	18,484	3,446

Stockholders’ Deficit
Series A Preferred stock ($.0001 par value, 1,500,000 shares authorized; none issued and outstanding)	-	-
Series B Preferred stock ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value 143,500,000 shares authorized and 1,000,000 outstanding as of November 30, 2016 and November 30, 2015)	100	100
Subscription receivable	(5,500)	-
Additional paid in capital	43,598	8,118
Accumulated deficit	(56,364)	(11,664)

Total Stockholders’ Deficit	(18,166)	(3,446)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$318	$-

See Accompanying Notes to the Consolidated Financial Statements.

-F3-

IHEALTHCARE, INC.

(FORMERLY KNOWN AS OPULENT ACQUISITION, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended November 30, 2016	For the Year Ended November 30, 2015

Revenues	$1,428	$-
Cost of Goods Sold	285	-
Gross profit	1,143	-
Operation Expenses
Organization and Related Expenses	3,118	646
Professional fees	42,725	6,850
Total operating expenses	45,725	7,496
Net loss	$(44,700)	$(7,496)
Basic and Diluted net loss per common share	$(0.04)	$(0.01)

Weighted average number of common shares outstanding - Basic and Diluted	1,000,000	1,000,000

See Accompanying Notes to the Consolidated Financial Statements.

-F4-

IhEALTHCARE, iNC.

(FORMERLY KNOWN AS OPULENT ACQUISITION, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED NOVEMBER 30, 2015 and NOVEMBER 30, 2016

	Common Stock	Par Value Common Stock	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total

Balance November 30, 2014	1,000,000	$100	$1,920	$-	$(4,168)	(2,148)

Contributed Expenses	-	-	6,198	-	-	6,198

Net Loss	-	-	-	-	(7,496)	(7,496)

Balance November 30, 2015	1,000,000	$100	$8,118	$-	$(11,644)	(3,446)

Subscription receivable contributed in merger	-	-	34,980	(34,980)	-	-

Subscription receivable collected	-	-	-	21,980	-	21,980

Netting of subscription receivable against related party loan	-	-	-	7,500	-	7,500

Forgiveness of related party loan into converted capital	-	-	500	-	-	500

Net Loss	-	-	-	-	(44,700)	(44,700)

Balance November 30, 2016	1,000,000	$100	$43,598	$(5,500)	$(56,364)	$(18,166)

See Accompanying Notes to the Consolidated Financial Statements.

-F5-

IHEALTHCARE, INC.

(FORMERLY KNOWN AS OPULENT ACQUISITION, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended November 30, 2016	For the Year Ended November 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,700)	$(7,496)
Adjustment to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	-	6,198
Changes in current assets and liabilities:
Increase in inventory	(285)	-
Increase (decrease) in accrued expenses	20,728	1,298
Net cash used in operating activities	$(24,257)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from related party loan	6,115	-
Payments made on related party loan	(3,805)	-
Collection of Subscription Receivable	21,980	-
Net cash provided by Financing Activities	$24,290	$-

Increase (Decrease) in cash	33	-
Beginning cash balance	-	-
Ending cash balance	$33	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Netting of subscription receivable against related party loan	$7,500	$-
Subscription receivable contributed in merger	$34,980	$-
Due to related party for expenses paid on behalf of the Company	$19,545	$-
Forgiveness of related party loan into converted capital	$500	$-

See Accompanying Notes to the Consolidated Financial Statements.

-F6-

IHEALTHCARE, INC.

(FORMERLY KNOWN AS OPULENT ACQUISITION, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2016 and 2015

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

As of November 30, 2016 Ihealthcare Surgical, LLC has not had any monetary transactions. Per the above the Company has applied ASC 323 for presentation and disclosure requirements. Because Ihealthcare Surgical, LLC conducted no monetary business as of November 30, 2016 there were no transactions recorded on the books for the year ended November 30, 2016..

On August 19, 2016 Ihealthcare Surgical, LLC, entered into and consummated a joint venture agreement with All In 1 Medical, LLC. The purpose of the joint venture agreement is to forge a relationship that through means, which will be determined at a future date, will bring together both parties in an effort to sell, to be determined, medical products. Each party retains a 50% interest in the joint venture. Each party has also agreed to split profits and expenses equally that relate to the joint venture. The term of the joint venture agreement is through August 4, 2026. It may be renewed for an additional five year term if agreed upon by both parties. Each party of the joint venture agreement has agreed to contribute $500 for business purposes set forth in the joint venture agreement. Neither party has, as of the date of this report, contributed the $500, however both parties intend to make such contribution after a joint bank account is opened up for the purpose of the joint venture. Under ASC 808 this does not apply since the entity, is setup as a wholly owned subsidiary and ASC 323 would not apply since there is no consideration paid as of the year end November 30, 2016.

On October 3, 2016 iHealthcare Surgical, LLC entered into and consummated an agreement with Precision Spine, Inc., “Precision,” to act as Precision’s sales agent in regards to the sale of spinal implants and other medical products that are manufactured for or by Precision. iHealthcare, Inc. is to receive a 40% commission on the sale of spinal implants for the fourth quarter of 2016 and effective January of 2017, 35%, +5% each quarter if iHealthcare is able to generate sales of $300,000 or more in a quarterly period. For “Biologic” products as they are categorized in the agreement, iHealthcare will receive a to be decided upon commission that is agreed upon by both parties at a later date. Regarding disposable single use instruments, iHealthcare, Inc. will receive a 20% commission for any sales generated on Precision’s behalf. On December 6, 2016 iHealthcare Surgical, LLC and Precision Spine, Inc. mutually agreed to the termination of the agreement entered into on October 3, 2016. There were no revenues generated under this agreement.

On October 10, 2016 our subsidiary, iHealthcare Surgical, LLC entered into an agreement with Gensano, LLC. Under the terms of the agreement iHealthcare Surgical, LLC will act as a sales agent for Gensano, LLC by attempting to sell products on their behalf. In this agreement iHealthcare Surgical, LLC will receive a sales commission which will be comprised of the difference between the price of Gensano’s products and the actual cost at which iHealthcare Surgical manages to sell the products. Gensano has set a fixed cost, per product, that they must receive from the sale of each item. IHealthcare Surgical, LLC will not directly purchase products from Gensano, and all shipping will be conducted directly from Gensano to the customer. There were no revenues generated under this agreement.

On November 25, 2016 iHealthcare Surgical, LLC entered into an agreement with S1 Spine. Under the terms of the agreement S1 Spine has appointed iHealthcare Surgical, LLC to act as its sales agent to solicit orders for the products of S1 Spine. Sales are to be attempted, by iHealthcare Surgical LLC in Florida, Georgia, Nevada and New Mexico. In exchange for operating as the sales agent for S1 Spine, iHealtcahre Surgical shall receive a commission based upon the net invoice price of products offered for sale. There were no revenues generated under this agreement.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

USE OF ESTIMATES.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

FISCAL YEAR END.

The Company elected November 30th as its fiscal year ending date.

CASH AND CASH EQUIVALENTS.

For the purpose of the financial statements cash equivalents include all highly liquid investments with original maturity of three months or less.

COMMITMENTS AND CONTINGENCIES.

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

EARNINGS (LOSS) PER SHARE.

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of November 30, 2016 and 2015.

FAIR VALUE OF FINANCIAL INSTRUMENTS.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

INCOME TAXES.

The Company accounts for income taxes under ASC 740, Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

RELATED PARTY TRANSACTIONS.

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

SHARE-BASED EXPENSE.

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

RECENTLY ISSUED ACCOUNTING- PRONOUNCEMENTS.

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

-F7-

NOTE 3 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

Forgiveness of Loans

Pharma Tropical, which is controlled by our Chief Executive Officer, loaned the Company $500 during the year for payment of Company expenses which was considered forgiven and converted to contributed capital as an addition to additional paid in capital.

Due to related party

Unisource Discovery, Inc., is a related party and is controlled by our Chief Executive Officer, Noel Mijares. During the year ending November 30, 2016 Unisource Discovery Inc. advanced the Company $6,115 and the Company made payment of $3,805 on these advances. The total due to the Unisource Discovery Inc. as November 30, 2016 is $2,310 which is noninterest bearing, unsecured, and due on demand

During the year ending November 30, 2016, the Company borrowed $19,545 from its CEO to pay for expenses on behalf of the company in the current year and $7,500 of these payments were posted as a reduction to subscription receivable. As of November 30, 2016, the Company was indebted to the Chief Executive Officer of the Company in the amount of $11,545, which is noninterest bearing, unsecured, and due on demand.

Additional paid in capital

As a result of the merger a subscription receivable was contributed by the principal shareholders in the amount $34,980. The Company has collected $21,980 from the subscription receivable and converted advances of $7,500 due to the Company’s CEO and the balance as of November 30, 2016 is $5,500.

Office Space

Our office space is located at 3901 NW 28th Street, 2nd Floor, Miami, FL 33142 . This space is provided to the Company rent free by Noel Mijares, who leases the office space on his personal behalf.

Expenses Contributed to Capital

We had expenses contributed to capital of $6,198 for the Year Ended November 30, 2015 from the Company’s former officer.

NOTE 5 - EQUITY

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

As a result of the merger a subscription receivable was contributed by the principal shareholders in the amount $34,980. The Company has collected $21,980 from the subscription receivable and converted advances of $7,500 due to the Company’s CEO and the balance as of November 30, 2016 is $5,500.

Pharma Tropical, which is controlled by our Chief Executive Officer, loaned the Company $500 during the year for payment of Company expenses which was considered forgiven and converted to contributed capital as an addition to APIC.

We had expenses contributed to capital of $6,198 for the Year Ended November 30, 2015 from the Company's former officer.

NOTE 6 - INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Section 382 of the Internal Revenue Code generally requires us to limit the amount of its income in future years that can be offset by historic losses, i.e. net operating loss (NOL) carryforwards and certain built-in losses, after a corporation has undergone an ownership change. As of November 30, 2016, the Company has incurred net carryfoward losses of $(56,344) resulting in a net operating loss for income tax purposes. NOLs begin expiring in 2035. The loss results in a deferred tax asset of approximately $19,720 at the effective statutory rate of 35%. The deferred tax asset has been off-set by an equal valuation allowance.

	November 30,

	2016	2015
Deferred tax asset, generated from net operating loss at statutory rates	$19,720	$4,075
Valuation allowance	(19,720)	(4,075)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35.0%
Increase in valuation allowance	(35.0%)
Effective income tax rate	0.0%

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to November 30, 2016, the Company sold 77,000 common shares at $0.25 per share for proceeds of $19,250 in cash.

Subsequent to November 30, 2016, the company has received $650 and made payments of $4,351 on a loan from a company controlled by the CEO. The Company has recorded $6,972 in loan from CEO for cash contributed and payment of expenses on behalf of the Company by the CEO. The loans are noninterest bearing, unsecured, and due on demand.

On February 23, 2017 Ihealthcare, Inc. entered into an agreement with John Cook and Paul Pereira. Under the terms of the agreement John Cook and Paul Pereira will act as part time consultants for Ihealthcare, Inc. Their role shall pertain to assisting the Company with obtaining and structuring institutional financing from various commercial banks, investment banking firms, private equity firms and related financial and business issues. John Cook and Paul Pereira shall be compensated for their part time assistance as consultants through a combination of cash and stock incentives. John Cook and Paul Pereira shall be awarded a total of 10.00%, respectively, of Series B Preferred stock based upon acquisition milestones. The 10.00% to that point shall be Series B Preferred Stock, however, if they assist the Company in achieving gross revenues exceeding $200,000,000 then they will each be awarded an extra 2.5% of the Preferred Stock in a new class with the same rights as Series B. This would bring their total equity interest to 12.50% each, and 25.00% total.

-F8-

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are ineffective due the material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of November 30, 2016, the Company’s internal control over financial reporting is ineffective based on those criteria.

The matters involving internal controls and procedures that our management considered to be material weaknesses: domination of management by a limited individuals without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, lack of well-established procedures to identify, approve and report related party transactions, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the above annual evaluation.

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

The Company’s management does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the fiscal fourth quarter,  that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the Officers and Directors of the Company, who will continue to serve as Officers and Directors of the Company are provided below:

Ihealthcare, Inc.

NAME	AGE	POSITION
Noel Mijares	42	Chief Executive Officer, President, Chairman of the Board of Directors

NAME	AGE	POSITION
David A. Bingaman	60	Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, Vice President, Secretary, Director

Noel Mijares, Age 42 Chairman of the Board of Directors, Chief Executive Officer, and President

Background of Mr. Noel Mijares

Noel Mijares has extensive business experience and has amassed a great deal of knowledge over the years through his executive roles with a wide array of companies. In 1992 Mijares formed Global Traders and became an authorized dealer for NCR. Mr. Mijares held the position of both President and CEO at Global Traders until 2000. Several years later in 1995 Mr. Mijares founded Safe Wrap of America, an international baggage wrap security company operating in nine countries at which he served as the Company’s President and CEO from 1996 until 2000. Subsequently, in 2001 Mr. Mijares saw an opportunity to revolutionize legal resources for professionals and he founded The Subpoena Company of which became a formidable legal vendor amongst attorneys and publicly-traded insurance companies, nationwide. In 2009 Mr. Mijares expanded his reach with the legal sector and formed Unisource Discovery, Inc., a digital records retrieval, eDiscovery company and became a thought leader and well-published author in this area. More recently in 2015 Mr. Mijares was the CEO of Millennium Healthcare. From 2015 to April 2016 he has served as the Chairman, CEO, and President of Ihealthcare, Inc., a Florida Corporation of which has merged with and into the Company.

Recent Experience:

  Ihealthcare, Inc. (Florida Corporation) Chairman, CEO, President 2015 - April 2016
  Pharma Health Corp. Chairman, Pharmaceuticals, CEO, President 2014-Present
  Unisource Discovery, Digital Document Retrieval, President, CEO 2009-Present
  The Subpoena Co., Legal and Litigation Support Vendor, President, CEO 2001-Present
  Millennium Healthcare CEO 2015

  Education:

  - Miami Dade College 1992

  Publications:

  - Automating Document Retrieval – ALA Link: http://www.slideshare.net/NoelMijares/automatingdocumentretrievalala

  - Records Tracking and Congestion – ALA Link: http://www.slideshare.net/NoelMijares/records-tracking-and-congestion-ala

  David A. Bingaman, Age 60, Chief Operating Officer, Vice President, and Secretary, Director

  Background of Mr. David Bingaman

  Mr. Bingaman has over 30 years’ experience in the healthcare and software industry. He has served 15 years in senior executive C - level roles in both private and public companies. Mr. Bingaman joined American Medical Response as Executive Vice President and Chief Operating Officer, a position he held from 1992 to 1994. With the publicly traded American Medical Response, a medical transportation company, Mr. Bingaman led AMRs highest performing business unit from $36 million to $125 million in revenue in just 4 years as regional CEO and Senior Corporate Vice President from 1994 to 2008. Promoted to Senior Vice President for National Operations from 1998 to 2002, he led a $1.3 Billion mission critical medical services business with operations in 44 states, 250 sites and 22,000 employees then conducted 4 years of successful turnarounds and roll outs of major technology and business process improvement initiatives producing a net profit swing of approximately $37 million. He also met and exceeded all financial targets in nearly 20 consecutive quarters through organic and acquisition growth. Mr. Bingaman secured $1.05 billion career medical business development revenue from multi-year high performance service contracts [SLAs] of $1-$25 million in commercial and government sectors. Mr. Bingaman holds a BA 2008 and MBA 2010 from The Corllins University and is graduate of the Valley Medical Center School of Medicine’s Paramedicine Program 1976. Most recently he has served an executive position at the positions listed below.

  Recent Experience:

  2010 2014: President: Aspen Ventures, Venture Firm

  2014 2015: Chief Operating Officer: East Coast Ambulance LLC., Healthcare Industry

  2015 2015: President: Millennium Healthcare, Inc, Healthcare Industry

  2015 April 2016: Chief Operating Officer, EVP, Secretary: Ihealthcare, Inc. (Florida Corporation)

  Corporate Governance

  The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

  In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company's internal accounting controls, practices and policies.

  Committees of the Board

  Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Officers and Directors believe that it is not necessary to have such committees, at this time, because the Directors can adequately perform the functions of such committees.

  Audit Committee Financial Expert

  Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

  We believe that our Directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Directors of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

  Involvement in Certain Legal Proceedings

  Our Officers and Directors have not been involved in or a party in any of the following events or actions during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

  Independence of Directors

  We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

  Code of Ethics

  We have adopted a formal Code of Ethics. A full copy of our Code of Ethics is attached herein as exhibit 99.1.

  Shareholder Proposals

  Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

  A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer, Noel Mijares, at the address appearing on the first page of this Information Statement.

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

  Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended November 30, 2016.

  Procedure for Nominating Directors

  In 2016, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

  Item 11. Executive Compensation.

  The below table is in regards to our past two fiscal year ends November 30:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Noel Mijares, Chief Executive Officer, President, Director	2015	0	0	0	0	0	0	0	0
Noel Mijares, Chief Executive Officer, President, Director	2016	0	0	0	0	0	0	0	0
David A Bingaman, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, Vice President, and Secretary.	2015	0	0	0	0	0	0	0	0
David A. Bingaman, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, Vice President, and Secretary.	2016	0	0	0	0	0	0	0	0

  Compensation of Directors

  The table above summarizes all compensation of our directors as of of two most recent fiscal year ends.

  Stock Option Grants

  We have not granted any stock options to our executive officers since our incorporation.

  Employment Agreements

  We do not have an employment or consulting agreement with any officers or Directors.

  Compensation Discussion and Analysis:

  Director Compensation

  The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

  Executive Compensation Philosophy

  Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

  Incentive Bonus

  The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

  Long-term, Stock Based Compensation

  In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

  As of November 30, 2016, the Company has 1,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

  *The table below is as of November 30, 2016.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares Preferred Stock Are Able to Vote	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Noel Mijares	625,000	62.50%	0	0.0%	62.50%
David A. Bingaman	375,000	37.50%	0	0.0%	37.50%
5% Shareholders
N/A	-	-	-	-	-

  Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

  Item 13. Certain Relationships and Related Transactions.

  On January 14, 2016 Mr. Jeffrey DeNunzio, the sole shareholder of the Company transferred to Ihealthcare, Inc., a Florida Company, 20,000,000 shares of our common stock which represented all of our issued and outstanding shares at the time of transfer, in consideration of $34,900. The transfer was the result of the sale of the Company to Ihealthcare, Inc., the Florida Company.

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

  On January 14, 2016, Mr. Jeffrey DeNunzio resigned as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director.

  On January 14, 2016, Mr. Noel Mijares was appointed as Chairman of the Board of Directors, Chief Executive Officer, and President.

  On January 14, 2016, Mr. David A. Bingaman was appointed as Chief Operating Officer, Vice President, and Secretary.

  Pursuant to the Agreement and Plan of Merger (“Agreement”) dated April 22, 2016, by and between, Ihealthcare, Inc. a Florida Corporation (“Ihealthcare, Inc.-Florida”), and Opulent Acquisition, Inc., a Delaware Corporation, (“Ihealthcare, Inc.-Delaware” or the “Surviving Corporation), jointly the (“Constituent Corporations”) effective as of April 22, 2016, Ihealthcare, Inc.-Florida merged with and into Ihealthcare, Inc.-Delaware with Ihealthcare, Inc.-Delaware continuing as the Surviving Corporation.

  The board of directors of the Constituent Corporations have declared the Merger Agreement advisable, fair to and in the best interests of the Constituent Corporations and have approved the Merger.

  Immediately before the effective time of the Merger each share of common stock, par value $0.0001 per share of Ihealthcare-Delaware held by Ihealthcare-Florida was cancelled. Each share issued and outstanding of Ihealthcare-Florida held by the shareholders was converted into one hundred validly issued, fully paid, and nonassessable shares of common stock, par value $0.0001 per share of Ihealthcare-Delaware.

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

  As of November 30, 2016 Ihealthcare Surgical, LLC has not had any monetary transactions. Per the above the Company has applied ASC 323 for presentation and disclosure requirements. Because Ihealthcare Surgical, LLC conducted no monetary business as of November 30, 2016 there were no transactions recorded on the books for the period.

  On August 19, 2016 Ihealthcare Surgical, LLC, entered into and consummated a joint venture agreement with All In 1 Medical, LLC. The purpose of the joint venture agreement is to forge a relationship that through means, which will be determined at a future date, will bring together both parties in an effort to sell, to be determined, medical products. Each party retains a 50% interest in the joint venture. Each party has also agreed to split profits and expenses equally that relate to the joint venture. The term of the joint venture agreement is through August 4, 2026. It may be renewed for an additional five year term if agreed upon by both parties. Each party of the joint venture agreement has agreed to contribute $500 for business purposes set forth in the joint venture agreement. Neither party has, as of the date of this report, contributed the $500, however both parties intend to make such contribution after a joint bank account is opened up for the purpose of the joint venture. Per the aforementioned ASC 808 does not apply since the entity, is setup as a wholly owned subsidiary and ASC 323 would not apply since there is no consideration paid as of the year ended November 30, 2016.

  On October 3, 2016 Ihealthcare Surgical, LLC entered into and consummated an agreement with Precision Spine, Inc., “Precision,” to act as Precision’s sales agent in regards to the sale of spinal implants and other medical products that are manufactured for or by Precision. Ihealthcare, Inc. is to receive a 40% commission on the sale of spinal implants for the fourth quarter of 2016 and effective January of 2017, 35%, +5% each quarter if Ihealthcare is able to generate sales of $300,000 or more in a quarterly period. For “Biologic” products as they are categorized in the agreement, Ihealthcare will receive a to be decided upon commission that is agreed upon by both parties at a later date. Regarding disposable single use instruments, Ihealthcare, Inc. will receive a 20% commission for any sales generated on Precision’s behalf. On December 6, 2016 ihealthcare Surgical, LLC and Precision Spine, Inc. mutually agreed to the termination of the agreement entered into on October 3, 2016. There were no revenues generated under this agreement.

  On October 10, 2016 our subsidiary, iHealthcare Surgical, LLC entered into an agreement with Gensano, LLC. Under the terms of the agreement iHealthcare Surgical, LLC will act as a sales agent for Gensano, LLC by attempting to sell products on their behalf. In this agreement iHealthcare Surgical, LLC will receive a sales commission which will be comprised of the difference between the price of Gensano’s products and the actual cost at which iHealthcare Surgical manages to sell the products. Gensano has set a fixed cost, per product, that they must receive from the sale of each item. IHealthcare Surgical, LLC will not directly purchase products from Gensano, and all shipping will be conducted directly from Gensano to the customer. There were no revenues generated under this agreement.

  On November 25, 2016 iHealthcare Surgical, LLC entered into an agreement with S1 Spine. Under the terms of the agreement S1 Spine has appointed iHealthcare Surgical, LLC to act as its sales agent to solicit orders for the products of S1 Spine. Sales are to be attempted, by iHealthcare Surgical LLC in Florida, Georgia, Nevada and New Mexico. In exchange for operating as the sales agent for S1 Spine, iHealtcahre Surgical shall receive a commission based upon the net invoice price of products offered for sale. There were no revenues generated under this agreement.

  On February 23, 2017 Ihealthcare, Inc. entered into an agreement with John Cook and Paul Pereira. Under the terms of the agreement John Cook and Paul Pereira will act as part time consultants for Ihealthcare, Inc. Their role shall pertain to assisting the Company with obtaining and structuring institutional financing from various commercial banks, investment banking firms, private equity firms and related financial and business issues. John Cook and Paul Pereira shall be compensated for their part time assistance as consultants through a combination of cash and stock incentives. John Cook and Paul Pereira shall be awarded a total of 10.00%, respectively, of Series B Preferred stock based upon acquisition milestones. The 10.00% to that point shall be Series B Preferred Stock, however, if they assist the Company in achieving gross revenues exceeding $200,000,000 then they will each be awarded an extra 2.5% of the Preferred Stock in a new class with the same rights as Series B. This would bring their total equity interest to 12.50% each, and 25.00% total.

  Pharma Tropical, which is controlled by our Chief Executive Officer, loaned the Company $500 during the year for payment of Company expenses which was considered forgiven and converted to contributed capital as an addition to APIC.

  Unisource Discovery, Inc., is a related party and is controlled by our Chief Executive Officer, Noel Mijares. During the year ending November 30, 2016 Unisource Discovery Inc. advanced the Company $6,115 and the Company made payment of $3,805 on these advances. The total due to the Unisource Discovery Inc. as November 30, 2016 is $2,310 which is noninterest bearing, unsecured, and due on demand

  During the year ending November 30, 2016, the Company borrowed $19,045 from its CEO to pay for expenses on behalf of the company in the current year and $7,500 of these payments were posted as a reduction to subscription receivable. As of November 30, 2016, the Company was indebted to the Chief Executive Officer of the Company in the amount of $11,545, which is noninterest bearing, unsecured, and due on demand.

  As a result of the merger a subscription receivable was contributed by the principal shareholders in the amount $34,980. The Company has collected $21,980 from the subscription receivable and converted advances of $7,500 due to the Company’s CEO and the balance as of November 30, 2016 is $5,500.

  Our office space is located at 3901 NW 28th Street, 2nd Floor, Miami, FL 33142 . This space is provided to the Company rent free by Noel Mijares, who leases the office space on his personal behalf.

  Review, Approval and Ratification of Related Party Transactions

  Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Directors and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

  Item 14. Principal Accounting Fees and Services.

  Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2016	2015
Audit fees	MaloneBailey, LLP	$12,920	$3,750
Audit-related fees		4,890	-
Tax fees		-	-
All other fees		-	-

Total		$17,810	$3,750

  Board of Directors Pre-Approval Process, Policies and Procedures

  Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our officers and directors. Our principal auditors have informed our sole director of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our officers and director prior to commencing such services.

  PART IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Financial Statements

  1. Financial statements for our company are listed in the index under Item 8 of this document

  2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

  (b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation (1)

3.2	By-laws (1)

10.1	Merger Agreement (1)

10.2	Distribution Agreement with ILS (1) *

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

99.1	Code of Ethics (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

  (1) Filed as an exhibit to the Form 8-K filed with the SEC on September 8, 2016.

  (2) Filed herewith.

  (3) Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Transition Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

  (*) This indicates that we have filed for confidential treatment of this exhibit and a full un-redacted copy of this exhibit has been provided to the SEC.

  Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  iHealthcare, Inc.

  (Registrant)

  By: /s/ Noel Mijares

  Noel Mijares, Chief Executive Officer

  Dated: March 14, 2017

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  By: /s/ Noel Mijares

  Noel Mijares, Chief Executive Officer

  Dated: March 14, 2017

  By: /s/ David A. Bingaman

  David A. Bingaman, Chief Financial Officer

  Dated: March 14, 2017