Form 10-Q
period 2017-05-31
iHealthcare, Inc.
filed 2017-07-17
CIK 1634291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED May 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 17, 2017: 1,085,100 shares of common stock.

IHEALTHCARE, INC.

INDEX

PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

IHEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of May 31, 2017	As of November 30, 2016
ASSETS
Current Assets
Cash	$1,315	$33
Inventory	285	285
Loan to Related Party	4,491	-
TOTAL ASSETS	$6,091	$318

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$2,150	$4,629
Due to related party	22,908	13,855
Total Current Liabilities	25,058	18,484

TOTAL LIABILITIES	25,058	18,484

Stockholders’ Deficit
Series A Preferred stock ($.0001 par value, 1,500,000 shares authorized; none issued and outstanding)	-	-
Series B Preferred stock ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value 143,500,000 shares authorized and 1,085,100 and 1,000,000 outstanding as of May 31, 2017 and November 30, 2016, respectively)	109	100
Subscription receivable	(5,500)	(5,500)
Additional paid in capital	64,864	43,598
Accumulated deficit	(78,440)	(56,364)

Total Stockholders’ Deficit	(18,967)	(18,166)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$6,091	$318

See Accompanying Notes to Interim Unaudited Consolidated Financial Statements.

-F1-

iHealthcare, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31, 2017	Three Months Ended May 31, 2016	Six Months Ended May 31, 2017	Six Months Ended May 31, 2016
Revenues	$841	$-	$1,386	$-
Cost of goods sold	285	-	570	-
Gross Profit	$556	$-	$816	$-

Operating Expenses
Organization and related expenses	$698	$1,964	$1,551	$2,215
Professional fees	4,641	19,361	21,341	27,111
Total operating expenses	5,339	21,325	22,892	29,326
Net loss	$(4,783)	$(21,325)	$(22,076)	$(29,326)
Basic and diluted net loss per common share	$(0.00)	$(0.02)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	1,081,056	1,000,000	1,050,916	1,000,000

See Accompanying Notes to Interim Unaudited Consolidated Financial Statements.

-F2-

iHealthcare, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended May 31, 2017	For the Six Months Ended May 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,076)	$(29,326)
Adjustment to reconcile net loss to net cash used in operating activities:

Changes in current assets and liabilities:
Increase in accrued expenses	3,931	13,630
Net cash used in operating activities	$(18,145)	$(15,696)

CASH FLOW FROM INVESTING ACTIVITIES:
Overpayment accounted for as loan to related party	$(4,491)	$-
Net cash used in investing activities	$(4,491)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	8,094	-
Payments made on related party loans	(5,451)	-
Subscription Receivable	-	16,605
Proceeds from the sale of common shares	21,275	-
Net cash provided by Financing Activities	$23,918	$16,605

Increase in cash	1,282	909
Beginning cash balance	33	-
Ending cash balance	$1,315	$909

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION:
Expenses paid by related party on behalf of the Company	$6,410	$-
Subscription receivable contributed in merger	$-	$34,980
Due to related party	$-	$11,536

See Accompanying Notes to Interim Unaudited Consolidated Financial Statements.

-F3-

iHealthcare, Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2017

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

On February 23, 2017 iHealthcare, Inc. entered into an agreement with John Cook and Paul Pereira. Under the terms of the agreement John Cook and Paul Pereira will act as part time consultants for iHealthcare, Inc. Their role shall pertain to assisting the Company with obtaining and structuring institutional financing from various commercial banks, investment banking firms, private equity firms and related financial and business issues. John Cook and Paul Pereira shall be compensated for their part time assistance as consultants through a combination of cash and stock incentives. John Cook and Paul Pereira shall be awarded a total of 10.00%, respectively, of Series B Preferred stock based upon acquisition milestones. The 10.00% to that point shall be Series B Preferred Stock, however, if they assist the Company in achieving gross revenues exceeding $200,000,000 then they will each be awarded an extra 2.5% of the Preferred Stock in a new class with the same rights as Series B. This would bring their total equity interest to 12.50% each, and 25.00% total. No milestones have been achieved and no shares of preferred stock issued as of May 31, 2017.

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

The results of operations for the three and six month period ended May 31, 2017 are not necessarily indicative of the results for the full fiscal year.

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

Due to related party

Unisource Discovery, Inc., is a related party and is controlled by our Chief Executive Officer, Noel Mijares. During the year ending November 30, 2016 Unisource Discovery Inc. advanced the Company $6,115 and the Company made payment of $3,805 on these advances. The total due to the Unisource Discovery Inc. as November 30, 2016 was $2,310. During the period ending May 31, 2017, Unisource Discovery Inc. advanced the Company $3,041 and the Company made payments of $5,351 on these advances to pay the balance owed in full. In addition, monies were transferred from the Company to Unisource Discovery Inc. totaling $4,491 for the six month period. This is listed as a loan to related party in the balance sheet. The loan is unsecured, noninterest-bearing and is payable on demand.

During the year ending November 30, 2016, the Company borrowed $19,545 from its CEO to pay for expenses on behalf of the company in the current year and $7,500 of these payments were posted as a reduction to subscription receivable. As of November 30, 2016, the Company was indebted to the Chief Executive Officer of the Company in the amount of $11,545. During the six months ended May 31, 2017, our CEO advanced $5,053 and paid $6,410 in expenses on behalf of the Company totaling $11,463 and was paid back $100 for a total loan balance of $22,908 as of May 31, 2017. This loan is unsecured, noninterest-bearing and is payable on demand.

Subscription Receivable

As a result of the merger in 2016, a subscription receivable was contributed by the principal shareholders in the amount of $34,980. The Company has collected $21,980 from the subscription receivable and converted advances of $7,500 due to the Company’s CEO as of November 30, 2016. The balance as of November 30, 2016 and May 31, 2017 is $5,500 which is owed by the Company’s CFO.

Office Space

Our office space is located at 3901 NW 28th Street, 2nd Floor, Miami, FL 33142 . This space is provided to the Company rent free by Noel Mijares, who leases the office space on his personal behalf.

NOTE 5 - EQUITY

During the six months ended May 31, 2017, 85,100 shares of common stock were sold to 30 purchasers at a share price of $0.25 per share. The proceeds from the sale of stock totaled $21,275 which is recorded as $21,266 in additional paid-in capital and $9 in common stock.

NOTE 6 – SUBSEQUENT EVENTS

On July 11, 2017, a related party repaid $2,000 of loan due to the Company.

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

RESULTS OF OPERATIONS

For the three months ended May 31, 2017 and May 31, 2016:

We had revenues in the three month period ending May 31, 2017 of $841 and $0 for the three month period ending May 31, 2016. All of our revenues to date have been a result of sales of the UDT Cup. Our operating expenses totaled $5,339 for the three months ended May 31, 2017 and $21,325 for the three months ended May 31, 2016. Our operating expenses consisted primarily of professional fees for both periods. The variance in operating expenses is due to the fact that we incurred greater consulting fees for the three months ended May 31, 2016. These fees were primarily a result of consulting fees relating to our S-1 Registration Statement that we had filed in May of 2016. Our net loss for the three months ended May 31, 2017 was $4,783 and was $21,325 for the three months ended May 31, 2016.

For the six months ended May 31, 2017 and May 31, 2016:

We had revenues in the six month period ending May 31, 2017 of $1,386 and $0 for the six month period ending May 31, 2016. All of our revenues to date have been a result of sales of the UDT Cup. Our operating expenses totaled $22,892 for the six months ended May 31, 2017 and $29,326 for the six months ended May 31, 2016. Our operating expenses consisted primarily of professional fees for both periods. The variance in operating expenses is due to the fact that we incurred greater consulting fees for the six months ended May 31, 2016. These fees were primarily a result of consulting fees relating to our S-1 Registration Statement that we had filed in May of 2016. Our net loss for the six months ended May 31, 2017 was $22,076 and was $29,326 for the six months ended May 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

We have no internal sources of liquidity at this time.

Our only external sources of liquidity at this time are from funds contributed by our officers/directors and from funds raised from the sale of our common stock.

During the six months ended May 31, 2017, 85,100 shares of common stock were sold to 30 purchasers at a share price of $0.25 per share. The proceeds from the sale of stock totaled $21,275 which is recorded as $21,266 in additional paid-in capital and $9 in common stock.

There is no assurance our officers and directors will be willing to or able to fund our operations for any duration of time. There is also no assurance we will be able to secure additional sources of funding. Our ability to to continue to operate is a going concern.

We have no known demands or commitments and are not aware of any events or uncertainties as of May 31, 2017 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of May 31, 2017 and November 30, 2016.

As of May 31, 2017, we had current assets of $6,091 consisting of a combination of cash, inventory, and loans to a related party. As of May 31, 2017 we had current liabilities of $25,058.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of May 31, 2017 , have concluded that as of such date the Company’s disclosure controls and procedures were inadequate and ineffective in their design to provide reasonable assurance that material information relating to the Company would be made known to such officer on a timely basis.

For a full discussion of our internal control over financial reporting, please refer to Item 9A, “Controls and Procedures”, in our 2016 Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation. (1)

3.2	By-laws. (1)

10.1	Merger Agreement. (1)

10.2	Distribution Agreement with ILS (1)

31	Certification of the Company’s Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended May 31, 2017. (2)

32	Certification of the Company’s Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Form 8-K/A filed on September 8, 2016.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

iHealthcare, Inc.

(Registrant)

By: /s/ Noel Mijares

Chief Executive Officer

Dated: July 17, 2017

By: /s/ David A. Bingaman

David A. Bingaman, Chief Financial Officer

Dated: July 17, 2017