Form 10-K
period 2017-11-30
iHealthcare, Inc.
filed 2018-02-28
CIK 1634291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED November 30, 2017

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

[ ] Yes [X] No

As of February 28, 2018, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $21,520.

As of February 28, 2018, there were 1,086,080 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

As of November 30, 2017 Ihealthcare Surgical, LLC has not had any monetary transactions. Per the above the Company has applied ASC 323 for presentation and disclosure requirements. Because Ihealthcare Surgical, LLC conducted no monetary business as of November 30, 2017 there were no transactions recorded on the books for the period.

On August 19, 2016 Ihealthcare Surgical, LLC, entered into and consummated a joint venture agreement with All In 1 Medical, LLC. The purpose of the joint venture agreement is to forge a relationship that through means, which will be determined at a future date, will bring together both parties in an effort to sell, to be determined, medical products. Each party retains a 50% interest in the joint venture. Each party has also agreed to split profits and expenses equally that relate to the joint venture. The term of the joint venture agreement is through August 4, 2026. It may be renewed for an additional five year term if agreed upon by both parties. Each party of the joint venture agreement has agreed to contribute $500 for business purposes set forth in the joint venture agreement. Neither party has, as of the date of this report, contributed the $500, however both parties intend to make such contribution after a joint bank account is opened up for the purpose of the joint venture. Per the aforementioned ASC 808 does not apply since the entity, is setup as a wholly owned subsidiary and ASC 323 would not apply since there is no consideration paid as of November 30, 2017.

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

On October 10, 2016 our subsidiary, iHealthcare Surgical, LLC entered into an agreement with Gensano, LLC. Under the terms of the agreement iHealthcare Surgical, LLC will act as a sales agent for Gensano, LLC by attempting to sell products on their behalf. In this agreement iHealthcare Surgical, LLC will receive a sales commission which will be comprised of the difference between the price of Gensano’s products and the actual cost at which iHealthcare Surgical manages to sell the products. Gensano has set a fixed cost, per product, that they must receive from the sale of each item. IHealthcare Surgical, LLC will not directly purchase products from Gensano, and all shipping will be conducted directly from Gensano to the customer. There were no revenues generated under this agreement for the year ended November 30, 2017.

On November 25, 2016 iHealthcare Surgical, LLC entered into an agreement with S1 Spine. Under the terms of the agreement S1 Spine has appointed iHealthcare Surgical, LLC to act as its sales agent to solicit orders for the products of S1 Spine. Sales are to be attempted, by iHealthcare Surgical LLC in Florida, Georgia, Nevada and New Mexico. In exchange for operating as the sales agent for S1 Spine, iHealthcare Surgical shall receive a commission based upon the net invoice price of products offered for sale. There were no revenues generated under this agreement for the year ended November 30, 2017

On February 23, 2017 Ihealthcare, Inc. entered into an agreement with John Cook and Paul Pereira. Under the terms of the agreement John Cook and Paul Pereira will act as part time consultants for Ihealthcare, Inc. Their role shall pertain to assisting the Company with obtaining and structuring institutional financing from various commercial banks, investment banking firms, private equity firms and related financial and business issues.

The aforementioned agreement with John Cook and Paul Pereira was terminated by all parties without any disagreements. No business activity resulted from the agreement.

On October 25, 2017, the Company entered into an agreement with John Cook for the term of thirty-six months. Under the terms of the agreement John Cook will act as a part time consultant for Ihealthcare, Inc. His role shall pertain to assisting the Company with obtaining and structuring institutional financing from various commercial banks, investment banking firms, private equity firms and related financial and business issues. John Cook shall be compensated for his part time assistance as a consultant through a combination of cash and stock incentives. Compensation for Mr. Cook will occur under four phases, with the first three to occur within 365 days of the execution of the agreement, and the fourth to occur subsequently. Upon the first phase, and upon the acquisition by the Company, Mr. Cook will receive 5.0% equity in the Company. In the second phase Mr. Cook will receive 1.666% equity in the Company for the second and third acquisitions, and 1.668% equity upon acquisition of the fourth entity. In the third phase, Mr. Cook will receive 2.00% equity for each of the fifth through ninth acquisitions. If, at any point within the first 365 days, the Company’s gross revenue reaches $58,500,000 or more, then phases one, two and three shall be deemed to be vested not withstanding that nine acquisitions have occurred. Phase four shall occur if the Company’s revenue, at any point, should exceed $200,000,000 there shall be an additional 5.0% equity issued to Mr. Cook. Phase one, two and three rewards shall be Series B Preferred stock, whereas Phase four will be a new class of preferred stock. Mr. Cook shall also be paid cash compensation on all acquisitions and receive a Single Percentage Lehman of 6% for the first $1,000,000, 5% for the second, 4% for the third, 3% for the fourth and 2% thereafter for every million. In addition to all other compensation, Mr. Cook shall be paid a bonus of an additional 2% of all cash components of any acquisition which has occurred, which shall be payable three years from the execution of the agreement, or upon termination of the agreement. As of February 28, 2018, no acquisitions have occurred and no compensation has been paid pursuant to this agreement.

On November 20, 2017, Ihealthcare, Inc., incorporated Empower IHCC, Inc., a Florida Company, herein referred to as, “Empower IHCC.” Empower IHCC has conducted no business activity to date. Ihealthcare, Inc., intends to use the entity for potential, future, unidentified acquisitions. Ihealthcare, Inc., owns 50% of Empower IHCC, Inc., and Empower H.I.S., LLC, a Florida Limited Liability Company, owns the remaining 50% of the Company. Empower H.I.S., LLC is not a related party to Ihealthcare, Inc., and does not share any of the same officers, or directors as Ihealthcare, Inc. Per the aforementioned ASC 808 does not apply since the entity, is setup as a wholly owned subsidiary and ASC 323 would not apply since there is no consideration paid as of November 30, 2017.

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

Note: It is the intention of the Company to expand into additional industries pursuant to potential, as of yet unidentified, acquisitions in the future. While the Company intends to make acquisitions in related industries, it is almost certain that we will operate in additional industries if any such acquisition is realized.

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

For the twelve months ended November 30, 2017 the Company has generated revenue in the amount of $1,261. The revenue was the result of sales of the “UDT Drug Screening Cup”.

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

Typically there are at least two stripes: one (the control) that captures any particle and thereby shows that reaction conditions and technology worked fine, the second contains a specific capture molecule and only captures those particles onto which an analyte molecule has been immobilized. After passing these reaction zones the fluid enters the final porous material, the wick that simply acts as a waste container. Lateral flow then means the combination of these proprietary processes that scientifically allow/create the draw or flow of the sample laterally across these membranes for analysis.

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

Medical device manufacturers involved in the distribution of devices must follow certain requirements and regulations once devices are on the market. These include such things as tracking systems, reporting of device malfunctions, serious injuries or deaths, and registering the establishments where devices are produced or distributed. Postmarket requirements also include postmarket surveillance studies required under section 522 of the act as well as post-approval studies required at the time of approval of a premarket approval (PMA), humanitarian device exemption (HDE), or product development protocol (PDP) application. In accordance with Section 522 of the Federal Food, Drug and Cosmetic Act postmarket surveillance of a class II or class III device the UDT Cup may be required if the FDA. Should this occur the FDA will send a letter requiring it. For more information regarding such an FDA request please see here: https://www.accessdata.fda.gov/scripts/cdrh/cfdocs/cfCFR/CFRSearch.cfm?fr=822.5

The Code of Federal Regulations, Title 21, Part 201 encompasses certain requirements that must be on the labeling of any medical product which includes, but is not limited to, the name and place of business of the manufacturer, packer, or distributor, the directions for use, expiration date, and active ingredients in the product. We rely in totality on ILS, our supplier of the UDT Cup, to adhere to the appropriate product labeling so that the product is within the guidelines of Title 21, Part 201.

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

Potential Acquisitions

Ihealthcare, Inc has entered into an agreement with John Cook whereby he will be assisting the Company with, amongst other things, obtaining and securing financing for potential future acquisition candidates. At this point in time, no agreements have been finalized for the acquisition of any businesses or entities, but the Company is actively exploring opportunities to acquire what the Company believes to be complimentary businesses. Our primary focus is upon businesses involved in rural healthcare transformation, addiction treatment centers, specialty pharmaceuticals, and medical technology and services. We have begun preliminary discussions with a few companies in the aforementioned industries, but as of this point in time nothing material has developed and we cannot be certain that we will consummate any such acquisitions. Further, as our acquisitions plans are very tentative, it is possible that we may shift the focus of our search for acquisitions in the future and/or that we may elect not to pursue making any acquisitions at all.

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

On August 19, 2016 Ihealthcare Surgical, LLC, entered into and consummated a joint venture agreement with All In 1 Medical, LLC. The purpose of the joint venture agreement is to forge a relationship that through, to be determined means, will bring together both parties in an effort to sell, to be determined, medical products. Each party retains a 50% interest in the joint venture. Each party has also agreed to split profits and expenses equally that relate to the joint venture. The term of the joint venture agreement is through August 4, 2026. It may be renewed however, for an additional five year term if agreed upon by both parties. Each party of the joint venture agreement has agreed to contribute $500 for business purposes set forth in the joint venture agreement. Neither party has, as of the date of this report, contributed the $500 however, both parties intend to make such contribution after a joint bank account is opened up for the purpose of the joint venture. Per the aforementioned ASC 808 does not apply since the entity, is setup as a wholly owned subsidiary and ASC 323 would not apply since there is no consideration paid as November 30, 2017.

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

The aforementioned agreement with John Cook and Paul Pereira was terminated by all parties without any disagreements. No business activity resulted from the agreement.

On October 25, 2017, the Company entered into an agreement with John Cook for the term of thirty-six months. Under the terms of the agreement John Cook will act as a part time consultant for Ihealthcare, Inc. His role shall pertain to assisting the Company with obtaining and structuring institutional financing from various commercial banks, investment banking firms, private equity firms and related financial and business issue in order to assist the Company with making future acquisitions. John Cook shall be compensated for his part time assistance as a consultant through a combination of cash and stock incentives. Compensation for Mr. Cook will occur under four phases, with the first three to occur within 365 days of the execution of the agreement, and the fourth to occur subsequently. Upon the first phase, and upon the acquisition by the Company, Mr. Cook will receive 5.0% equity in the Company. In the second phase Mr. Cook will receive 1.666% equity in the Company for the second and third acquisitions, and 1.668% equity upon acquisition of the fourth entity. In the third phase, Mr. Cook will receive 2.00% equity for each of the fifth through ninth acquisitions. If, at any point within the first 365 days, the Company’s gross revenue reaches $58,500,000 or more, then phases one, two and three shall be deemed to be vested not withstanding that nine acquisitions have occurred. Phase four shall occur if the Company’s revenue, at any point, should exceed $200,000,000 there shall be an additional 5.0% equity issued to Mr. Cook. Phase one, two and three rewards shall be Series B Preferred stock, whereas Phase four will be a new class of preferred stock. Mr. Cook shall also be paid cash compensation on all acquisitions and receive a Single Percentage Lehman of 6% for the first $1,000,000, 5% for the second, 4% for the third, 3% for the fourth and 2% thereafter for every million. In addition to all other compensation, Mr. Cook shall be paid a bonus of an additional 2% of all cash components of any acquisition which has occurred, which shall be payable three years from the execution of the agreement, or upon termination of the agreement. As of February 28, 2018, no acquisitions have occurred and no compensation has been paid pursuant to this agreement.

On November 20, 2017, Ihealthcare, Inc., incorporated Empower IHCC, Inc., a Florida Company, herein referred to as, “Empower IHCC.” Empower IHCC has conducted no business activity to date. Ihealthcare, Inc., intends to use the entity for potential, future, unidentified acquisitions. Ihealthcare, Inc., owns 50% of Empower IHCC, Inc., and Empower H.I.S., LLC, a Florida Limited Liability Company, owns the remaining 50% of the Company. Empower H.I.S., LLC is not a related party to Ihealthcare, Inc., and does not share any of the same officers, or directors as Ihealthcare, Inc. Per the aforementioned ASC 808 does not apply since the entity, is setup as a wholly owned subsidiary and ASC 323 would not apply since there is no consideration paid as of November 30, 2017.

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

Employees

Currently, we have a total of two full time employees, both of which are our officers and directors, collectively Noel Mijares, and David A. Bingaman.

Our full time employees, comprised of our officers and directors, currently devote and intend to continue to devote 40 hours per week towards the Company. In the future we intend to increase our sales staff however, the number of employees we would hire would depend on our current level of revenue, and cash available to do so. We plan to hire these employees on a need be basis that is currently unidentified.

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

We are an early stage company. Our ability to continue as a going concern is dependent upon our ability to commence a commercially viable operation and to achieve profitability. Since our inception we have generated minimal revenues, and currently have only limited operations, as we are presently in the planning stage of our business development as an exploration stage company. These factors raise substantial doubt about our ability to continue as a going concern. We may not be able to generate revenues in the future and as a result the value of our common stock may become worthless. There are no assurances that we will be successful in raising additional capital or successfully developing and commercializing our products and becoming profitable.

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

We are at an early stage of development of our operations as a company. We have generated minimal revenue from our operations and our business operations have not progressed significantly over the past fiscal year. A commitment of substantial resources to conduct time-consuming research in many respects will be required if we are to complete the development of our company into one that is more profitable. There can be no assurance that we will be able to fully implement our business plan at reasonable costs or successfully operate. We expect it will take several years to implement our business plan fully, if at all.

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

We intend to bolster our operations by seeking to make acquisitions in related industries, however there can be no assurances that we will be successful.

We have entered into an agreement with John Cook in order to, amongst other criteria, assist us with obtaining financing for future acquisitions. It is the intention of the Company to actively pursue and identify suitable acquisition candidates, however, all such plans are in the early stages and are very tentative. We may never successfully consummate and acquisition on terms that we deem acceptable, or at all. As such, we cannot make any assurances that our agreement with Mr. John Cook will result in increased revenue, increased operations, or anything at all. Our acquisition plans, at this juncture, should not be relied upon in any way.

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

The Company has currently conducted only limited operations, and has generated only minimal revenue since inception. The Company's growth, if any, is expected to place a significant strain on the Company's managerial, operational and financial resources. Moving forward, the Company's systems, procedures or controls may not be adequate to support the Company's operations and/or the Company may be unable to achieve the rapid execution necessary to successfully implement its business plan. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

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

Our Certificate of Incorporation authorizes the issuance of 143,500,000 shares of common stock, of which 1,086,080 shares are issued and outstanding as of November 30, 2017. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Holders

As of February 28, 2018, there are approximately thirty three shareholders of record of our common stock and 1,086,080 shares of common stock deemed issued and outstanding.

During the months of January-May 2017, the Company sold 86,080 shares of common stock to a total of 33 new investors. The shares were sold pursuant to the Company’s effective S-1 Registration Statement deemed effective on December 7, 2016. The total proceeds from the sale of the aforementioned shares of common stock was $21,520. The proceeds are to be used for general working capital, Marketing & Advertising, and development of the Company’s website.

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

Liquidity and Capital Resources

Our cash balance is $285 as of November 30, 2017. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Officers and Directors who have informally agreed to advance funds to allow us to pay for operating fees, and professional fees.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Revenue

For the year ended November 30, 2017 the Company generated revenue in the amount of $1,261. For the year prior the Company generated revenue of $1,428. The revenues for both years were exclusively from the sales of the “UDT Drug Screening Cup.”

Net Loss

We recorded a net loss of $40,543 for the year ended November 30, 2017 as opposed to $44,700 for the year ended November 30, 2016. The decrease in net loss is attributed to decreased operating expenses.

Going Concern

For the year ended November 30, 2017, the Company has suffered recurring losses and had generated negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Current and Future Operations Summarized

At present our primary business activities consist of, and revolve around, the sale of the UDT Cup which is a urinalysis device used for drug screening. Our sale of the UDT Cup has resulted in our current sole revenue stream. We will continue to pursue the sale of the UDT Cup as our primary business objective. In addition to our principal business activities we, and our subsidiary iHealthcare Surgical LLC, have entered into various business agreements with third party entities as disclosed in our business plan herein. Although we have yet to achieve any revenue from these activities we are attempting to diversify our revenue streams by acting as a sales agent for entities in the healthcare industry, and to pursue potential joint ventures. It should be noted however, all agreements we have entered into to date that do not involve the UDT Cup have resulted in no business activity, revenues, or material events.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

IHEALTHCARE, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations	F4

Consolidated Statements of Stockholders’ Deficit	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7-F11

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

iHealthcare, Inc.

We have audited the accompanying consolidated balance sheets of iHealthcare, Inc. (the “Company”) as of November 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iHealthcare, Inc. as of November 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

February 28, 2018

-F2-

IHEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

	As of November 30, 2017	As of November 30, 2016
ASSETS
Current Assets
Cash	$198	$33
Inventory	285	285
Loan to Related Party	2,536	-
TOTAL ASSETS	$3,019	$318

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$9,465	$4,629
Due to related party	30,743	13,855
Total Current Liabilities	40,208	18,484

TOTAL LIABILITIES	40,208	18,484

Stockholders’ Deficit
Series A Preferred stock ($.0001 par value, 1,500,000 shares authorized; none issued and outstanding)	-	-
Series B Preferred stock ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value 143,500,000 shares authorized and 1,086,080 and 1,000,000 outstanding as of November 30, 2017 and November 30, 2016, respectively)	109	100
Subscription receivable	(5,500)	(5,500)
Additional paid in capital	65,109	43,598
Accumulated deficit	(96,907)	(56,364)

Total Stockholders’ Deficit	(37,189)	(18,166)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$3,019	$318

See Accompanying Notes to the Consolidated Financial Statements.

-F3-

IHEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended November 30, 2017	Year Ended November 30, 2016
Revenues	$1,261	$1,428
Cost of Goods Sold	570	285
Gross Profit	$691	$1,143

Operating Expenses
Organization and Related Expenses	$5,212	$3,118
Professional fees	36,022	42,725
Total operating expenses	41,234	45,843
Net loss	$(40,543)	$(44,700)
Basic and Diluted net loss per common share	$(0.04)	$(0.04)

Weighted average number of common shares outstanding - Basic and Diluted	1,068,932	1,000,000

See Accompanying Notes to the Consolidated Financial Statements.

-F4-

IhEALTHCARE, iNC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED NOVEMBER 30, 2016 and November 30, 2017

	Common Stock	Par Value Common Stock	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total

Balance November 30, 2015	1,000,000	$100	$8,118	$-	$(11,664)	$(3,446)

Subscription receivable contributed in merger	-	-	34,980	(34,980)	-	-

Subscription receivable collected	-	-	-	21,980	-	21,980

Netting of subscription receivable against related party loan	-	-	-	7,500	-	7,500

Forgiveness of related party loan into converted capital	-	-	500	-	-	500

Net Loss	-	-	-	-	(44,700)	(44,700)
Balance November 30, 2016	1,000,000	$100	$43,598	(5,500)	$(56,364)	$(18,166)

Proceeds from the sale of stock	86,080	9	21,511	-	-	21,520

Net Loss	-	-	-	-	(40,543)	(40,543)
Balance November 30, 2017	1,086,080	$109	$65,109	$(5,500)	$(96,907)	$(37,189)

See Accompanying Notes to the Consolidated Financial Statements.

-F5-

IHEALTHCARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended November 30, 2017	For the Year Ended November 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,543)	$(44,700)
Adjustment to reconcile net loss to net cash used in operating activities:

Changes in current assets and liabilities:
Increase in inventory	-	(285)
Increase in accrued expenses	16,881	20,728
Net cash used in operating activities	$(23,662)	$(24,257)

CASH FLOW FROM INVESTING ACTIVITIES:
Overpayment accounted for as loan to related party	$(5,441)	$-
Payment from related party on loan	$2,905	$-
Net cash used in investing activities	$(2,536)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	7,903	6,115
Payments made on related party loans	(3,060)	(3,805)
Subscription Receivable	-	21,980
Proceeds from the sale of common shares	21,520	-
Net cash provided by Financing Activities	$26,363	$24,290

Increase in cash	165	33
Beginning cash balance	33	-
Ending cash balance	$198	$33

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION:
Netting of subscription receivable against related party loan	$-	$7,500
Subscription receivable contributed in merger	-	34,980
Due to related party for expenses paid on behalf of the Company	$12,045	$19,545
Forgiveness of related party loan into converted capital	-	500

See Accompanying Notes to the Consolidated Financial Statements.

-F6-

IHEALTHCARE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2017 AND 2016

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

As of November 30, 2017 Ihealthcare Surgical, LLC has not had any monetary transactions. Per the above the Company has applied ASC 323 for presentation and disclosure requirements. Because Ihealthcare Surgical, LLC conducted no monetary business as of November 30, 2017 there were no transactions recorded on the books for the period.

On August 19, 2016 Ihealthcare Surgical, LLC, entered into and consummated a joint venture agreement with All In 1 Medical, LLC. The purpose of the joint venture agreement is to forge a relationship that through means, which will be determined at a future date, will bring together both parties in an effort to sell, to be determined, medical products. Each party retains a 50% interest in the joint venture. Each party has also agreed to split profits and expenses equally that relate to the joint venture. The term of the joint venture agreement is through August 4, 2026. It may be renewed for an additional five year term if agreed upon by both parties. Each party of the joint venture agreement has agreed to contribute $500 for business purposes set forth in the joint venture agreement. Neither party has, as of the date of this report, contributed the $500, however both parties intend to make such contribution after a joint bank account is opened up for the purpose of the joint venture. Per the aforementioned ASC 808 does not apply since the entity, is setup as a wholly owned subsidiary and ASC 323 would not apply since there is no consideration paid as of November 30, 2017.

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

On October 10, 2016 our subsidiary, iHealthcare Surgical, LLC entered into an agreement with Gensano, LLC. Under the terms of the agreement iHealthcare Surgical, LLC will act as a sales agent for Gensano, LLC by attempting to sell products on their behalf. In this agreement iHealthcare Surgical, LLC will receive a sales commission which will be comprised of the difference between the price of Gensano’s products and the actual cost at which iHealthcare Surgical manages to sell the products. Gensano has set a fixed cost, per product, that they must receive from the sale of each item. IHealthcare Surgical, LLC will not directly purchase products from Gensano, and all shipping will be conducted directly from Gensano to the customer. There were no revenues generated under this agreement for the year ended November 30, 2016 and 2017.

On November 25, 2016 iHealthcare Surgical, LLC entered into an agreement with S1 Spine. Under the terms of the agreement S1 Spine has appointed iHealthcare Surgical, LLC to act as its sales agent to solicit orders for the products of S1 Spine. Sales are to be attempted, by iHealthcare Surgical LLC in Florida, Georgia, Nevada and New Mexico. In exchange for operating as the sales agent for S1 Spine, iHealtcahre Surgical shall receive a commission based upon the net invoice price of products offered for sale. There were no revenues generated under this agreement for the year ended November 30, 2016 and 2017.

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

The aforementioned agreement with John Cook and Paul Pereira was terminated by all parties without any disagreements. No business activity resulted from the agreement.

On October 25, 2017, the Company entered into an agreement with John Cook for the term of thirty-six months. Under the terms of the agreement John Cook will act as a part time consultant for Ihealthcare, Inc. His role shall pertain to assisting the Company with obtaining and structuring institutional financing from various commercial banks, investment banking firms, private equity firms and related financial and business issues. John Cook shall be compensated for his part time assistance as a consultant through a combination of cash and stock incentives. Compensation for Mr. Cook will occur under four phases, with the first three to occur within 365 days of the execution of the agreement, and the fourth to occur subsequently. Upon the first phase, and upon the acquisition by the Company, Mr. Cook will receive 5.0% equity in the Company. In the second phase Mr. Cook will receive 1.666% equity in the Company for the second and third acquisitions, and 1.668% equity upon acquisition of the fourth entity. In the third phase, Mr. Cook will receive 2.00% equity for each of the fifth through ninth acquisitions. If, at any point within the first 365 days, the Company’s gross revenue reaches $58,500,000 or more, then phases one, two and three shall be deemed to be vested not withstanding that nine acquisitions have occurred. Phase four shall occur if the Company’s revenue, at any point, should exceed $200,000,000 there shall be an additional 5.0% equity issued to Mr. Cook. Phase one, two and three rewards shall be Series B Preferred stock, whereas Phase four will be a new class of preferred stock. Mr. Cook shall also be paid cash compensation on all acquisitions and receive a Single Percentage Lehman of 6% for the first $1,000,000, 5% for the second, 4% for the third, 3% for the fourth and 2% thereafter for every million. In addition to all other compensation, Mr. Cook shall be paid a bonus of an additional 2% of all cash components of any acquisition which has occurred, which shall be payable three years from the execution of the agreement, or upon termination of the agreement. As of February 28, 2018, no acquisitions have occurred and no compensation has been paid pursuant to this agreement.

On November 20, 2017, Ihealthcare, Inc., incorporated Empower IHCC, Inc., a Florida Company, herein referred to as, “Empower IHCC.” Empower IHCC has conducted no business activity to date. Ihealthcare, Inc., intends to use the entity for potential, future, unidentified acquisitions. Ihealthcare, Inc., owns 50% of Empower IHCC, Inc., and Empower H.I.S., LLC, a Florida Limited Liability Company, owns the remaining 50% of the Company. Empower H.I.S., LLC is not a related party to Ihealthcare, Inc., and does not share any of the same officers, or directors as Ihealthcare, Inc. Per the aforementioned ASC 808 does not apply since the entity, is setup as a wholly owned subsidiary and ASC 323 would not apply since there is no consideration paid as of November 30, 2017.

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

PRINCIPALS OF CONSOLIDATION

These financial statements include the accounts of the Company’s wholly owned subsidiary, all material intercompany balances and transactions have been eliminated.

-F7-

USE OF ESTIMATES

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

FISCAL YEAR END

The Company elected November 30th as its fiscal year ending date.

CASH AND CASH EQUIVALENTS

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

EARNINGS (LOSS) PER SHARE

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of November 30, 2017 and 2016.

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

-F8-

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

INCOME TAXES

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

RELATED PARTY TRANSACTIONS

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

SHARE-BASED EXPENSE

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

-F9-

RECENTLY ISSUED ACCOUNTING- PRONOUNCEMENTS

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

Due to related party

Unisource Discovery, Inc., is a related party and is controlled by our Chief Executive Officer, Noel Mijares. During the year ended November 30, 2016 Unisource Discovery Inc. advanced the Company $6,115 and the Company made payment of $3,805 on these advances. The total due to the Unisource Discovery Inc. as November 30, 2016 was $2,310. During the year ended November 30, 2017, Unisource Discovery Inc. advanced the Company $650 and the Company made payments of $2,960 on these advances to pay the balance owed in full.

 The Subpoena Company is a related party and is controlled by our CEO. During the year ended November 30, 2017 The Subpoena Company paid $3,376 in expenses on behalf of the Company. This loan is listed as due to related party in the balance sheet. The loan is unsecured, noninterest-bearing and is payable on demand.

During the year ended November 30, 2016, the Company borrowed $19,545 from its CEO to pay for expenses on behalf of the company in that year $500 of our debt to CEO was forgiven and $7,500 of these payments were posted as a reduction to subscription receivable. As of November 30, 2016, the Company was indebted to the Chief Executive Officer of the Company in the amount of $11,545. During the year ended November 30, 2017, $500 of debt to our CEO was forgiven, our CEO advanced $7,253 and paid $8,669 in expenses on behalf of the Company totaling $15,922 and was paid back $100 for a total loan balance of $27,367 as of November 30, 2017.

Loan to related party

After the balance owed to Unisource Discovery, Inc. was paid in full, monies were transferred from the Company to Unisource Discovery Inc. totaling $5,441 and the Company was subsequently paid back $2,905 for a total overpayment balance of $2,536 as of November 30, 2017. This is listed as a loan to related party in the balance sheet. The loan is unsecured, noninterest-bearing and is payable on demand. This loan was collected on, in full, in December 2017.

-F10-

Subscription Receivable

As a result of the merger in 2016 a subscription receivable was contributed by the principal shareholders in the amount $34,980. The Company has collected $21,980 from the subscription receivable and converted advances of $7,500 due to the Company’s CEO.  The balance as of November 30, 2016 and November 30, 2017 is $5,500 owed by the Company’s CFO.

Office Space

Our office space is located at 3901 NW 28th Street, 2nd Floor, Miami, FL 33142. This space is provided to the Company rent free by Noel Mijares, who leases the office space on his personal behalf.

NOTE 5 - EQUITY

During the year ended November 30, 2017, 86,080 shares of common stock were sold to 33 purchasers at a share price of $0.25 per share. The proceeds from the sale of stock totaled $21,520 which is recorded as $21,511 in additional paid-in capital and $9 in common stock.

NOTE 6 - INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Section 382 of the Internal Revenue Code generally requires us to limit the amount of its income in future years that can be offset by historic losses, i.e. net operating loss (NOL) carryforwards and certain built-in losses, after a corporation has undergone an ownership change. As of November 30, 2017, the Company has incurred net carryfoward losses of $(96,907) resulting in a net operating loss for income tax purposes. NOLs begin expiring in 2035. The loss results in a deferred tax asset of approximately $20,350 at the effective statutory rate of 21%.  The deferred tax asset has been off-set by an equal valuation allowance. The Company’s tax return for 2017 is open to IRS inspection.

	November 30,

	2017	2016
Deferred tax asset, generated from net operating loss at statutory rates	$20,350	$19,720
Valuation allowance	(20,350)	(19,720)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%
Increase in valuation allowance	(21.0%)
Effective income tax rate	0.0%

NOTE 7 - SUBSEQUENT EVENTS

In December 2017, related party Unisource Discovery repaid the loan from the Company which totaled $2,536 at fiscal year end. In addition, Unisource Discovery loaned the Company $2,234 in December 2017 to cover operating expenses.

-F11-

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of November 30, 2017, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the Officers and Directors of the Company, who will continue to serve as Officers and Directors of the Company are provided below:

Ihealthcare, Inc.

NAME	AGE	POSITION
Noel Mijares	43	Chief Executive Officer, President, Chairman of the Board of Directors

NAME	AGE	POSITION
David A. Bingaman	61	Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, Vice President, Secretary, Director

Noel Mijares, Age 43 Chairman of the Board of Directors, Chief Executive Officer, and President

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
  Pharma Health Corp. Chairman, Pharmaceuticals, CEO, President 2014-2016
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

  David A. Bingaman, Age 61, Chief Operating Officer, Vice President, and Secretary, Director

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

  Code of Ethics

  We have adopted a formal Code of Ethics. A full copy of our Code of Ethics is attached as exhibit 99.1 to our Form 10-K filed March 14, 2017.

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

  Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended November 30, 2017.

  Procedure for Nominating Directors

  In 2017, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

  Item 11. Executive Compensation.

  The below table is in regards to our past two fiscal year ends November 30:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Noel Mijares, Chief Executive Officer, President, Director	2016	0	0	0	0	0	0	0	0
Noel Mijares, Chief Executive Officer, President, Director	2017	0	0	0	0	0	0	0	0
David A Bingaman, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, Vice President, and Secretary.	2016	0	0	0	0	0	0	0	0
David A. Bingaman, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, Vice President, and Secretary.	2017	0	0	0	0	0	0	0	0

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

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

  As of November 30, 2017, the Company has 1,086,080 shares of common stock and no shares of preferred stock issued and outstanding.

  *The table below is as of November 30, 2017.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares Preferred Stock Are Able to Vote	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Noel Mijares	625,000	57.55%	0	0.0%	57.55%
David A. Bingaman	375,000	34.53%	0	0.0%	34.53%
5% Shareholders
N/A	-	-	-	-	-

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

  As of November 30, 2017 Ihealthcare Surgical, LLC has not had any monetary transactions. Per the above the Company has applied ASC 323 for presentation and disclosure requirements. Because Ihealthcare Surgical, LLC conducted no monetary business as of November 30, 2017 there were no transactions recorded on the books for the period.

  On August 19, 2016 Ihealthcare Surgical, LLC, entered into and consummated a joint venture agreement with All In 1 Medical, LLC. The purpose of the joint venture agreement is to forge a relationship that through means, which will be determined at a future date, will bring together both parties in an effort to sell, to be determined, medical products. Each party retains a 50% interest in the joint venture. Each party has also agreed to split profits and expenses equally that relate to the joint venture. The term of the joint venture agreement is through August 4, 2026. It may be renewed for an additional five year term if agreed upon by both parties. Each party of the joint venture agreement has agreed to contribute $500 for business purposes set forth in the joint venture agreement. Neither party has, as of the date of this report, contributed the $500, however both parties intend to make such contribution after a joint bank account is opened up for the purpose of the joint venture. Per the aforementioned ASC 808 does not apply since the entity, is setup as a wholly owned subsidiary and ASC 323 would not apply since there is no consideration paid as of November 30, 2017.

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

  On October 10, 2016 our subsidiary, iHealthcare Surgical, LLC entered into an agreement with Gensano, LLC. Under the terms of the agreement iHealthcare Surgical, LLC will act as a sales agent for Gensano, LLC by attempting to sell products on their behalf. In this agreement iHealthcare Surgical, LLC will receive a sales commission which will be comprised of the difference between the price of Gensano’s products and the actual cost at which iHealthcare Surgical manages to sell the products. Gensano has set a fixed cost, per product, that they must receive from the sale of each item. IHealthcare Surgical, LLC will not directly purchase products from Gensano, and all shipping will be conducted directly from Gensano to the customer. There were no revenues generated under this agreement for the year ended November 30, 2017.

  On November 25, 2016 iHealthcare Surgical, LLC entered into an agreement with S1 Spine. Under the terms of the agreement S1 Spine has appointed iHealthcare Surgical, LLC to act as its sales agent to solicit orders for the products of S1 Spine. Sales are to be attempted, by iHealthcare Surgical LLC in Florida, Georgia, Nevada and New Mexico. In exchange for operating as the sales agent for S1 Spine, iHealtcahre Surgical shall receive a commission based upon the net invoice price of products offered for sale. There were no revenues generated under this agreement for the year ended November 30, 2017

  On February 23, 2017 Ihealthcare, Inc. entered into an agreement with John Cook and Paul Pereira. Under the terms of the agreement John Cook and Paul Pereira will act as part time consultants for Ihealthcare, Inc. Their role shall pertain to assisting the Company with obtaining and structuring institutional financing from various commercial banks, investment banking firms, private equity firms and related financial and business issues.

  The aforementioned agreement with John Cook and Paul Pereira was terminated by all parties without any disagreements. No business activity resulted from the agreement.

  On October 25, 2017, the Company entered into an agreement with John Cook for the term of thirty-six months. Under the terms of the agreement John Cook will act as a part time consultant for Ihealthcare, Inc. His role shall pertain to assisting the Company with obtaining and structuring institutional financing from various commercial banks, investment banking firms, private equity firms and related financial and business issues. John Cook shall be compensated for his part time assistance as a consultant through a combination of cash and stock incentives. Compensation for Mr. Cook will occur under four phases, with the first three to occur within 365 days of the execution of the agreement, and the fourth to occur subsequently. Upon the first phase, and upon the acquisition by the Company, Mr. Cook will receive 5.0% equity in the Company. In the second phase Mr. Cook will receive 1.666% equity in the Company for the second and third acquisitions, and 1.668% equity upon acquisition of the fourth entity. In the third phase, Mr. Cook will receive 2.00% equity for each of the fifth through ninth acquisitions. If, at any point within the first 365 days, the Company’s gross revenue reaches $58,500,000 or more, then phases one, two and three shall be deemed to be vested not withstanding that nine acquisitions have occurred. Phase four shall occur if the Company’s revenue, at any point, should exceed $200,000,000 there shall be an additional 5.0% equity issued to Mr. Cook. Phase one, two and three rewards shall be Series B Preferred stock, whereas Phase four will be a new class of preferred stock. Mr. Cook shall also be paid cash compensation on all acquisitions and receive a Single Percentage Lehman of 6% for the first $1,000,000, 5% for the second, 4% for the third, 3% for the fourth and 2% thereafter for every million. In addition to all other compensation, Mr. Cook shall be paid a bonus of an additional 2% of all cash components of any acquisition which has occurred, which shall be payable three years from the execution of the agreement, or upon termination of the agreement. As of February 28, 2018, no acquisitions have occurred and no compensation has been paid pursuant to this agreement.

  On November 20, 2017, Ihealthcare, Inc., incorporated Empower IHCC, Inc., a Florida Company, herein referred to as, “Empower IHCC.” Empower IHCC has conducted no business activity to date. Ihealthcare, Inc., intends to use the entity for potential, future, unidentified acquisitions. Ihealthcare, Inc., owns 50% of Empower IHCC, Inc., and Empower H.I.S., LLC, a Florida Limited Liability Company, owns the remaining 50% of the Company. Empower H.I.S., LLC is not a related party to Ihealthcare, Inc., and does not share any of the same officers, or directors as Ihealthcare, Inc. Per the aforementioned ASC 808 does not apply since the entity, is setup as a wholly owned subsidiary and ASC 323 would not apply since there is no consideration paid as of November 30, 2017.

  Unisource Discovery, Inc., is a related party and is controlled by our Chief Executive Officer, Noel Mijares. During the year ended November 30, 2016 Unisource Discovery Inc. advanced the Company $6,115 and the Company made payment of $3,805 on these advances. The total due to the Unisource Discovery Inc. as November 30, 2016 was $2,310. During the year ended November 30, 2017, Unisource Discovery Inc. advanced the Company $650 and the Company made payments of $2,960 on these advances to pay the balance owed in full.

  The Subpeona Company is a related party and is controlled by our CEO. During the year ended November 30, 2017 The Subpeona Company paid $3,376 in expenses on behalf of the Company. This loan is listed as due to related party in the balance sheet. The loan is unsecured, noninterest-bearing and is payable on demand.

  During the year ended November 30, 2016, the Company borrowed $19,545 from its CEO to pay for expenses on behalf of the company in that year and $7,500 of these payments were posted as a reduction to subscription receivable. As of November 30, 2016, the Company was indebted to the Chief Executive Officer of the Company in the amount of $11,545. During the year ended November 30, 2017, $500 of debt to our CEO was forgiven, our CEO advanced $7,253 and paid $8,669 in expenses on behalf of the Company totaling $15,922 and was paid back $100 for a total loan balance of $27,367 as of November 30, 2017. This loan was collected on, in full, in December 2017.

  After the balance owed to Unisource Discovery, Inc. was paid in full, monies were transferred from the Company to Unisource Discovery Inc. totaling $5,441 and the Company was subsequently paid back $2,905 for a total overpayment balance of $2,536 as of November 30, 2017. This is listed as a loan to related party in the balance sheet. The loan is unsecured, noninterest-bearing and is payable on demand.

  As a result of the merger in 2016, a subscription receivable was contributed by the principal shareholders in the amount $34,980. The Company has collected $21,980 from the subscription receivable and converted advances of $7,500 due to the Company’s CEO.  The balance as of November 30, 2016 and November 30, 2017 is $5,500 owed by the Company’s CFO.

  Our office space is located at 3901 NW 28th Street, 2nd Floor, Miami, FL 33142. This space is provided to the Company rent free by Noel Mijares, who leases the office space on his personal behalf.

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

		2017	2016
Audit fees	MaloneBailey, LLP	$17,000	$12,920
Audit-related fees		-	4,890
Tax fees		-	-
All other fees		-	-

Total		$17,000	$17,810

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

  Dated: February 28, 2018

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  By: /s/ Noel Mijares

  Noel Mijares, Chief Executive Officer

  Dated: February 28, 2018

  By: /s/ David A. Bingaman

  David A. Bingaman, Chief Financial Officer

  Dated: February 28, 2018