Form 10-Q
period 2018-02-28
iHealthcare, Inc.
filed 2018-05-01
CIK 1634291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED February 28, 2018

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2018: 1,086,080 shares of common stock, and 100,000 shares of series A Preferred Stock.

IHEALTHCARE, INC.

INDEX

PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

IHEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of February 28, 2018	As of November 30, 2017
ASSETS
Current Assets
Cash	$157	$198
Inventory	-	285
Loan to Related Party	-	2,536
TOTAL ASSETS	$157	$3,019

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$7,203	$9,465
Due to related party	43,519	30,743
Total Current Liabilities	50,722	40,208

TOTAL LIABILITIES	50,722	40,208

Stockholders’ Deficit
Series A Preferred stock ($.0001 par value, 1,500,000 shares authorized; none issued and outstanding)	-	-
Series B Preferred stock ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value 143,500,000 shares authorized and 1,086,080 outstanding as of February 28, 2018 and November 30, 2017, respectively)	109	109
Subscription receivable	-	(5,500)
Additional paid in capital	65,109	65,109
Accumulated deficit	(115,783)	(96,907)

Total Stockholders’ Deficit	(50,565)	(37,189)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$157	$3,019

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

iHealthcare, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Month Ended February 28, 2018	Three Months Ended February 28, 2017
Revenues	$420	$545
Cost of Goods Sold	592	285
Gross Profit (Loss)	$(172)	$260

Operating Expenses
Organization and Related Expenses	$7,586	$853
Professional fees	11,118	16,700
Total operating expenses	18,704	17,553
Net loss	$(18,876)	$(17,293)
Basic and Diluted net loss per common share	$(0.02)	$(0.02)

Weighted average number of common shares outstanding - Basic and Diluted	1,086,080	1,018,550

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

iHealthcare, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended February 28, 2018	For the Three Months Ended February 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,876)	$(17,293)
Adjustment to reconcile net loss to net cash used in operating activities:
Write off of subscription receivable	5,500	-
Write off of inventory purchases	285	-

Changes in current assets and liabilities:
Increase in accrued expenses	3,325	1,525
Net cash used in operating activities	$(9,766)	$(15,768)

CASH FLOW FROM INVESTING ACTIVITIES:
Overpayment accounted for as loan to related party	$(500)	$(1,941)
Repayment from loan to related party	3,036	-
Net cash provided by (used in) investing activities	$2,536	$(1,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	9,709	7,643
Payments made on related party loans	(2,520)	(4,901)
Proceeds from the sale of common shares	-	19,875
Net cash provided by Financing Activities	$7,189	$22,617

Increase (Decrease) in cash	(41)	4,908
Beginning cash balance	198	33
Ending cash balance	$157	$4,941

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION:
Expenses paid by related party on behalf of the Company	$5,587	$1,919

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

IHEALTHCARE, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2018

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

On November 20, 2017, iHealthcare, Inc., incorporated Empower IHCC, Inc., a Florida Company, herein referred to as, “Empower IHCC.” Empower IHCC has conducted no business activity to date. iHealthcare, Inc., intends to use the entity for potential, future, unidentified acquisitions. iHealthcare, Inc., owns 50% of Empower IHCC, Inc., and Empower H.I.S., LLC, a Florida Limited Liability Company, owns the remaining 50% of the Company. Empower H.I.S., LLC is not a related party to iHealthcare, Inc., and does not share any of the same officers, or directors as iHealthcare , Inc. Per the aforementioned ASC 808 does not apply since the entity, is setup as a wholly owned subsidiary and ASC 323 would not apply since there is no consideration paid as of February 28, 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

These financial statements include the accounts of the Company’s wholly owned subsidiary iHealthcare, all material intercompany balances and transactions have been eliminated.

-F4-

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited consolidated financial statements should be read in conjunction with the financial statements for the year ended November 30, 2017 and notes thereto.

The results of operations for the three months period ended February 28, 2018 are not necessarily indicative of the results for the full fiscal year.

Inventories

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out ("FIFO") method, and are valued at the lower of cost or market value. This valuation requires iHealthcare, Inc. to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. During the three months ended February 28, 2018, $285 of inventory was written off and expensed to cost of goods sold.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The transition to AS 606 revenue recognition guidelines will not have a material effect on the Company’s revenue recognition accounting.

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

Due to related party

Unisource Discovery, Inc., is a related party and is controlled by our Chief Executive Officer, Noel Mijares. Unisource Discovery advanced the Company $9,709 to pay operating expenses and was repaid $750 . The total amount owed by the Company to Unisource Discovery is $8, 959 at February 28, 2018. This is listed as due to related party in the balance sheet. The loan is unsecured, noninterest-bearing and is payable on demand.

The Subpoena Company is a related party and is controlled by our CEO. During the year ended November 30, 2017 The Subpoena Company paid $3,376 in expenses on behalf of the Company. During the three months ended February 28, 2018, The Subpoena Company paid an additional $3,750 in expenses on behalf of the Company and the Company repaid The Subpoena Company $1,770. The total amount owed by the Company to The Subpoena Company is $5,356. This loan is listed as due to related party in the balance sheet and is unsecured, noninterest-bearing and is payable on demand.

At November 30, 2017, the Company owed $27,367 to its CEO for payment of expenses on behalf of the Company. During the three months ended February 28, 2018, the CEO paid expenses on behalf of the Company totaling $1,837. The total amount owed by the Company to its CEO is $29,204. This loan is listed as due to related party in the balance sheet and is unsecured, noninterest-bearing and is payable on demand.

Loan to related party

During the three months ended February 28, 2018 the Company advanced $500 and Unisource Discovery Inc. repaid the Company $3,036 for full payment of amounts owed by the related party.

Subscription Receivable

As a result of the merger in 2016, a subscription receivable was contributed by the principal shareholders in the amount of $34,980. The Company has collected $21,980 from the subscription receivable and converted advances of $7,500 due to the Company’s CEO as of November 30, 2016. The balance as of November 30, 2017, $5,500, was deemed uncollectible and written off to general and administrative expenses on February 28, 2018.

Office Space

Our office space is located at 3901 NW 28th Street, 2nd Floor, Miami, FL 33142. This space is provided to the Company rent free by Noel Mijares, who leases the office space on his personal behalf.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to February 28, 2018, a related party, The Subpoena Company, paid expenses on behalf of the Company totaling $5,548 and our CEO paid expenses on behalf of the Company totaling $1,300.

On April 25, 2018 the Board of Directors approved to and subsequently issued Noel Mijares 62,500 shares of series A Preferred Stock. That same day the Board of Directors also approved to and subsequently issued David Bingaman 37,500 shares of series A Preferred Stock.

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

RESULTS OF OPERATIONS

For the three months ended February 28, 2018 and February 28, 2017:

We had revenues in the three month period ending February 28, 2018 of $420 and $545 for the three month period ending February 28, 2017. All of our revenues to date have been a result of sales of the UDT Cup.

Our operating expenses totaled $18,704 for the three months ended February 28, 2018 and $17,553 for the three months ended February 28, 2017. Our operating expenses consisted primarily of professional fees for both periods. The variance in operating expenses is due to the fact that we incurred greater consulting fees for the three months ended February 28, 2018. Our net loss for the three months ended February 28, 2018 was $18,876 and was $17,293 for the three months ended February 28, 2017.

LIQUIDITY AND CAPITAL RESOURCES

We have no internal sources of liquidity at this time.

Our only external sources of liquidity at this time are from funds contributed by our officers/directors.

There is no assurance our officers and directors will be willing to or able to fund our operations for any duration of time. There is also no assurance we will be able to secure additional sources of funding. Our ability to to continue to operate is a going concern.

We have no known demands or commitments and are not aware of any events or uncertainties as of February 28, 2018 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of February 28, 2018 and November 30, 2017.

As of February 28, 2018, we had total assets of $157 consisting of cash. As of February 28, 2018 we had current liabilities of $50,722.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of February 28, 2018 , have concluded that as of such date the Company’s disclosure controls and procedures were inadequate and ineffective in their design to provide reasonable assurance that material information relating to the Company would be made known to such officer on a timely basis.

For a full discussion of our internal control over financial reporting, please refer to Item 9A, “Controls and Procedures”, in our 2017 Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation. (1)

3.2	By-laws. (1)

10.1	Merger Agreement. (1)

10.2	Distribution Agreement with ILS (1)

31	Certification of the Company’s Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended February 28, 2018. (2)

32	Certification of the Company’s Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Form 8-K/A filed on September 8, 2016.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

iHealthcare, Inc.

(Registrant)

By: /s/ Noel Mijares

Chief Executive Officer

Dated: May 1, 2018

By: /s/ David A. Bingaman

David A. Bingaman, Chief Financial Officer

Dated: May 1, 2018