Form 10-Q
period 2018-05-31
iHealthcare, Inc.
filed 2019-02-20
CIK 1634291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED May 31, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 20, 2019: 1,086,080 shares of common stock.

IHEALTHCARE, INC.

INDEX

PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

IHEALTHCARE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of May 31, 2018	As of November 30, 2017
ASSETS
Current Assets
Cash	$45	$198
Inventory	-	285
Loan to Related Party	-	2,536
TOTAL ASSETS	$45	$3,019

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$7,215	$9,465
Due to related party	49,937	30,743
Total Current Liabilities	57,152	40,208

TOTAL LIABILITIES	57,152	40,208

Stockholders’ Deficit
Series A Preferred stock ($.0001 par value, 1,500,000 shares authorized; none issued and outstanding as of May 31, 2018 and November 30, 2017)	-	-
Series B Preferred stock ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding as of May 31, 2018 and November 30, 2017)	-	-
Common stock ($.0001 par value 143,500,000 shares authorized and 1,086,080 outstanding as of May 31, 2018 and November 30, 2017)	109	109
Subscription receivable	-	(5,500)
Stock payable	530,400	-
Additional paid in capital	68,135	65,109
Accumulated deficit	(655,751)	(96,907)

Total Stockholders’ Deficit	(57,107)	(37,189)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$45	$3,019

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

iHealthcare, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31, 2018	Three Months Ended May 31, 2017	Six Months Ended May 31, 2018	Six Months Ended May 31, 2017
Revenues	$-	$841	$420	$1,386
Cost of goods sold	-	285	592	570
Gross Profit	$-	$556	$(172)	$816

Operating Expenses:
Organization and related expenses	$536,942	$5,339	$555,646	$22,892
Total Operating Expenses	536,942	5,339	555,646	22,892
Other Expense:
Interest expense	3,026	-	3,026	-
Total Other Expense	3,026	-	3,026	-
Net loss	$(539,968)	$(4,783)	$(558,844)	$(22,076)
Basic and diluted net loss per common share	$(0.50)	$(0.00)	$(0.51)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	1,086,080	1,081,056	1,086,080	1,050,916

 See Accompanying Notes to Interim Unaudited Consolidated Financial Statements.

-F2-

iHealthcare, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended May 31, 2018	For the Six Months Ended May 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(558,844)	$(22,076)
Adjustment to reconcile net loss to net cash used in operating activities:
Imputed interest	$3,026	$-
Write off of subscription receivable	5,500	$-
Inventory impairment	285	-
Stock based compensation	530,400	-
Changes in current assets and liabilities:
Accrued expenses	(2,250)	3,931
Net cash used in operating activities	$(21,883)	$(18,145)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from related party advance, net	$2,536	$(4,491)
Net cash provided by (used in) investing activities	$2,536	$(4,491)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans, net	19,194	2,643
Proceeds from the sale of common shares	-	21,275
Net cash provided by Financing Activities	$19,194	$23,918

Increase (Decrease) in cash	(153)	1,282
Beginning cash balance	198	33
Ending cash balance	$45	$1,315

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INFORMATION:
Expenses paid by related party on behalf of the Company	$-	$6,410

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

IHEALTHCARE, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2018

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

On October 25, 2017, the Company entered into an agreement with John Cook for the term of thirty-six months. Under the terms of the agreement John Cook will act as a part time consultant for iHealthcare, Inc. His role shall pertain to assisting the Company with obtaining and structuring institutional financing from various commercial banks, investment banking firms, private equity firms and related financial and business issues. John Cook shall be compensated for his part time assistance as a consultant through a combination of cash and stock incentives. Compensation for Mr. Cook will occur under four phases, with the first three to occur within 365 days of the execution of the agreement, and the fourth to occur subsequently. Upon the first phase, and upon the acquisition by the Company, Mr. Cook will receive 5.0% equity in the Company. In the second phase Mr. Cook will receive 1.666% equity in the Company for the second and third acquisitions, and 1.668% equity upon acquisition of the fourth entity. In the third phase, Mr. Cook will receive 2.00% equity for each of the fifth through ninth acquisitions. If, at any point within the first 365 days, the Company’s gross revenue reaches $58,500,000 or more, then phases one, two and three shall be deemed to be vested not withstanding that nine acquisitions have occurred. Phase four shall occur if the Company’s revenue, at any point, should exceed $200,000,000 there shall be an additional 5.0% equity issued to Mr. Cook. Phase one, two and three rewards shall be Series B Preferred stock, whereas Phase four will be a new class of preferred stock. Mr. Cook shall also be paid cash compensation on all acquisitions and receive a Single Percentage Lehman of 6% for the first $1,000,000, 5% for the second, 4% for the third, 3% for the fourth and 2% thereafter for every million. In addition to all other compensation, Mr. Cook shall be paid a bonus of an additional 2% of all cash components of any acquisition which has occurred, which shall be payable three years from the execution of the agreement, or upon termination of the agreement. As of May 31, 2018, no acquisitions have occurred and no compensation has been paid pursuant to this agreement.

On November 20, 2017, iHealthcare, Inc., incorporated Empower IHCC, Inc., a Florida Company, herein referred to as, “Empower IHCC.” Empower IHCC has conducted no business activity to date. iHealthcare, Inc., intends to use the entity for potential, future, unidentified acquisitions. iHealthcare, Inc., owns 50% of Empower IHCC, Inc., and Empower H.I.S., LLC, a Florida Limited Liability Company, owns the remaining 50% of the Company. Empower H.I.S., LLC is not a related party to iHealthcare, Inc., and does not share any of the same officers, or directors as iHealthcare, Inc. Per the aforementioned ASC 808 does not apply since the entity, is setup as a wholly owned subsidiary and ASC 323 would not apply since there is no consideration paid as of May 31, 2018.

On May 30, 2018 we entered into an Asset Purchase Agreement with Empower Holdings Group (“Empower”), a Florida Limited Liability Company, to purchase certain information technology and intellectual property platforms of Empower’s wholly owned subsidiaries, “Empower HIS of India” and “Nagata Technologies, LTD.,” for the total purchase price of $2,500,000. This agreement pertains to all USA and India business operations of Empower HIS of India and Nagata Technologies, LTD., and all intellectual property belonging to Jorge Perez and Ricardo Perez. Pursuant to the agreement on May 30, 2018, the Company entered into and consummated a promissory note, effective June 1, 2018, to pay Perez-Tio Family Trust, LLC the sum of $2,500,000 with interest from June 1, 2018, on the unpaid principal at the rate of 4% per annum.

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

The results of operations for the six month period ended May 31, 2018 are not necessarily indicative of the results for the full fiscal year.

Inventories

Inventories, consisting of products available for sale, are primarily accounted for using the first-in, first-out ("FIFO") method, and are valued at the lower of cost or market value. This valuation requires iHealthcare, Inc. to make judgments, based on currently-available information, about the likely method of disposition, such as through sales to individual customers, returns to product vendors, or liquidations, and expected recoverable values of each disposition category. During the six months ended May 31, 2018, $285 of inventory was expensed to cost of goods sold.

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

Due to related party

Unisource Discovery, Inc., is a related party and is controlled by our Chief Executive Officer, Noel Mijares. Unisource Discovery advanced the Company $9,769 to pay operating expenses and was repaid $770. The total amount owed by the Company to The Unisource Discovery is $8,999 at May 31, 2018. This is listed as due to related party in the balance sheet. The loan is unsecured, noninterest-bearing and is payable on demand.

The Subpoena Company is a related party and is controlled by our CEO. During the year ended November 30, 2017 The Subpoena Company paid $3,376 in expenses on behalf of the Company. During the six months ended May 31, 2018, The Subpoena Company paid an additional $9,298 in expenses on behalf of the Company and the Company repaid The Subpoena Company $2,020. The total amount owed by the Company to The Subpoena Company is $10,654. This loan is listed as due to related party in the balance sheet and is unsecured, noninterest-bearing and is payable on demand.

At November 30, 2017, the Company owed $27,367 to its CEO for payment of expenses on behalf of the Company. During the six months ended May 31, 2018, the CEO paid expenses on behalf of the Company totaling $2,917. The total amount owed by the Company to its CEO is $30,284. This loan is listed as due to related party in the balance sheet and is unsecured, noninterest-bearing and is payable on demand.

During the six months ended May 31, 2018 the Company imputed interest of $3,026 on related party loans.

Loan to related party

During the six months ended May 31, 2018 the Company advanced $500 and Unisource Discovery Inc. repaid the Company $3,036 for full payment of amounts owed by the related party.

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

NOTE 5 – EQUITY

On April 25, 2018 it was resolved in a board of directors meeting to issue a total of 1,500,000 Series A preferred shares to the founders of the Company. 62,500 shares of Series A preferred shares will be issued to our CEO, Noel Mijares, and 37,500 Series A preferred shares will be issued to our CFO, David Bingaman. These shares were valued by an independent valuation specialist at a fair value of $.304 per share for a total of $30,400. That amount was recorded as share-based compensation.

As additional consideration for the asset purchase agreement with Empower, it was agreed that a total of 500,000 preferred series C shares will be issued to prospective shareholders to be designated by the Perez family. These shares will be issued as convertible notes to each shareholder. These shares are convertible into common stock at a conversion value of $1 per preferred share; therefore, the Company recorded $500,000 of stock based compensation at May 31, 2018. As of the date of filing, these shares have not yet been issued.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to May 31, 2018, a related party, The Subpoena Company, paid expenses on behalf of the Company totaling $1,860.

Pursuant to the purchase agreement with Empower on May 30, 2018, the Company entered into and consummated a promissory note, effective June 1, 2018, to pay Perez-Tio Family Trust, LLC the sum of $2,500,000. Interest will accrue from June 1, 2018 on the unpaid principal at the rate of 4% per annum. The unpaid principal and accrued interest shall be payable in annual installments of $250,000 plus 4% interest on the unpaid balance beginning on June 1, 2019, and continuing annually until June 1, 2028, at which time the remaining unpaid principal and interest shall be due in full.

On June 15, 2018, we incorporated several entities (listed below) which we have acquired in their entirety without any consideration. We created each entity as a wholly owned subsidiary of the Company. The date of inception of each entity is included below:

1. iHealthcare Management Company, a Florida Company, date of inception: June 15, 2018

2. iHealthcare Management II Company, a Florida Company, date of inception: June 15, 2018

3. iHealthcare Software Services, Inc., a Florida Company, date of inception: June 15, 2018

We intend to use these entities for various business activities, however, there is the possibility that some may not conduct any business activities for the foreseeable future.

On November 14, 2018, the Company and John Cook mutually agreed to terminate our consulting agreement, entered into and consummated on October 25, 2017. There were no business activities or actions carried out pursuant to the consulting agreement and no compensation of any kind was paid to John Cook in connection with this agreement. John Cook is not entitled to any compensation of any kind to be paid by the Company going forward.

Effective January 7, 2019, iHealthcare Management Company and iHealthcare Management Company II, both wholly owned subsidiaries of the Company, entered into a total of thirteen "Business Development Agreements" with Jorge Perez. Per the terms of the agreements, Mr. Perez will be compensated in exchange for facilitating the execution of exclusive hospital management contracts on behalf of the respective subsidiaries of the Company. Each of the agreements identifies, and is constrained to, contracts Mr. Perez will facilitate with a specific, and unique, medical facility. Mr. Perez will be compensated through a promissory note, the value of which varies in each agreement, and is identified as a 'success fee'.

Effective January 7, 2019, iHealthcare Management Company and iHealthcare Management Company II, both wholly owned subsidiaries of the Company, entered into a total of thirteen “Management and Administrative Services Agreements” with thirteen different medical facilities. In each of these agreements, the respective subsidiary of the company agrees to provide hospital management and administrative services to the respective medical facility.

Effective January 7, 2019, iHealthcare Management Company and iHealthcare Management Company II, both wholly owned subsidiaries of the Company, entered into a total of thirteen “Promissory Note Agreements” with Jorge Perez. These agreements pertain to the services fully described in the “Business Development Agreements” referenced above. The value of each promissory note varies based upon the medical facility to which the agreement pertains.

 Effective January 7, 2019, iHealthcare Software Services, Inc., a Florida Company and wholly owned subsidiary of the Company, entered into a total of thirteen “EHR and RCM Agreements” with thirteen respective medical facilities. In each of the thirteen agreements, iHealthcare Software Services, Inc. agrees to provide a hosted proprietary revenue cycle management software platform, a hosted proprietary electronic medical records software platform, IHCC RCM interface and various additional services.

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

PLAN OF OPERATION

As of May 31, 2018, and presently, our primary business activities consist of, and revolve around, providing management and administrative services to healthcare facilities. We will continue to pursue management and administrative services as our primary business objective.

RESULTS OF OPERATIONS

For the three months ended May 31, 2018 and May 31, 2017:

We had revenues in the three month period ending May 31, 2018 of $0 and $841 for the three month period ending May 31, 2017. All of our revenues to date have been a result of sales of the UDT Cup.

Our operating expenses totaled $536,942 for the three months ended May 31, 2018 and $5,339 for the three months ended May 31, 2017. Our operating expenses consisted primarily of professional fees for both periods. The variance in operating expenses is due to the fact that we incurred greater organizational fees for the three months ended May 31, 2018. Our net loss for the three months ended May 31, 2018 was $539,968 and was $4,783 for the three months ended May 31, 2017.

For the six months ended May 31, 2018 and May 31, 2017:

We had revenues in the six month period ending May 31, 2018 of $420 and $1,386 for the six month period ending May 31, 2017. All of our revenues to date have been a result of sales of the UDT Cup.

Our operating expenses totaled $555,646 for the six months ended May 31, 2018 and $22,892 for the six months ended May 31, 2017. Our operating expenses consisted primarily of professional fees for both periods. The variance in operating expenses is due to the fact that we incurred greater organizational fees for the six months ended May 31, 2018. Our net loss for the six months ended May 31, 2018 was $558,844 and was $22,076 for the six months ended May 31, 2017.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of May 31, 2018 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of May 31, 2018 and November 30, 2017.

As of May 31, 2018, we had total assets of $45 consisting of cash. As of May 31, 2018 we had current liabilities of $57,152.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of May 31, 2018 , have concluded that as of such date the Company’s disclosure controls and procedures were inadequate and ineffective in their design to provide reasonable assurance that material information relating to the Company would be made known to such officer on a timely basis.

For a full discussion of our internal control over financial reporting, please refer to Item 9A, “Controls and Procedures”, in our 2017 Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation. (1)

3.2	By-laws. (1)

10.1	Merger Agreement. (1)

31	Certification of the Company’s Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended May 31, 2018. (2)

32	Certification of the Company’s Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Form 8-K/A filed on September 8, 2016.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

iHealthcare, Inc.

(Registrant)

By: /s/ Noel Mijares

Chief Executive Officer

Dated: February 20, 2019

By: /s/ David A. Bingaman

David A. Bingaman, Chief Financial Officer

Dated: February 20, 2019